Form 10QSB
period 1996-06-30
INTERAMERICAS COMMUNICATIONS CORP
filed 1996-08-19
CIK 850629

                                     FORM 10-QSB


                           SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES AND EXCHANGE ACT OF 1934

                                 ----------------------

Mark One

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.

                                            OR

  [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                                    --------    --------.

                       Commission file number:  0-25194

                   INTERAMERICAS COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

                    TEXAS                              87-0464860
           (State of Incorporation)            (IRS Employer Identification)

         104 CRANDON BOULEVARD, SUITE 324
              KEY BISCAYNE, FLORIDA                         33149
   (Address of principal executive officers)              (Zip Code)

                       Registrant's telephone number:
                              (305) 361-8484

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports),

                          Yes  X                     No
                              ---                       ---

and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X                     No
                              ---                       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 8, 1996 - 16,152,518 Shares.

               NOTE: Page 1 of 144 Sequentially numbered pages

                   INTERAMERICAS COMMUNICATIONS CORPORATION
                                    INDEX

                                                                           Page
                                                                           ----
Part I.  Financial Information

         Item 1.  Financial Statements:

                  Balance Sheet - Six Months Ended June 30, 1996 and
                   Year ended December 31, 1995 . . . . . . . . . . . . . .   3

                  Statement of Operations - Six Months Ended June 30,
                   1996 and 1995  . . . . . . . . . . . . . . . . . . . . .   4

                  Statement of Cash Flows - Six Months ended June 30,
                   1996 and 1995  . . . . . . . . . . . . . . . . . . . . .   5

                  Statement of Cash Flows - Three Months ended June 30,
                   1996 and 1995  . . . . . . . . . . . . . . . . . . . . .   6

                  Notes to Financial Statements . . . . . . . . . . . . . .   7

         Item 2. Management's Discussion and Analysis of Results of Operations, Financial Conditions and Liquidity of
                   Capital Resources  . . . . . . . . . . . . . . . . . . .   7

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . 13-14

INTERAMERICAS COMMUNICATIONS CORPORATION
BALANCE SHEET (UNAUDITED)

                                                         COMBINED         COMBINED
                                                       CONSOLIDATED     CONSOLIDATED
                                                         JUNE 30,        DECEMBER 31,
                                                           1996             1995
                                                       (UNAUDITED)        (AUDITED)
ASSETS
Current Assets:
 Cash in Bank                                          $ 6,987,494      $    57,000
 Accounts Receivable                                        65,259            8,000
 Other Receivables                                            --              7,000
 Prepaid Expenses                                          230,606          119,000
 Due from Related Parties                                   39,554           93,000
 Other Currents Assets                                       5,070            4,000
                                                       -----------      -----------
 Total Current Assets                                    7,327,983          288,000
                                                       -----------      -----------
Equipment at cost, less
 Accumulated Depreciation                                2,972,526        2,885,000
Intangible Assets                                        7,260,663        1,166,000
Other Assets                                                 2,760            8,000
                                                       -----------      -----------
                                                        10,235,949        4,059,000
                                                       -----------      -----------
TOTAL ASSETS                                           $17,563,932      $ 4,347,000
                                                       ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts Payable - Related Parties                    $   438,000      $   698,000
                  - Other                                1,130,981          423,000
 Accrued Expenses                                          533,398          536,000
 Note Payable - Related Parties                            259,106          634,000
              - Other                                      238,494        1,013,000
 Lease obligation - Current                                  8,235           11,000
                                                       -----------      -----------
 Total Current Liabilities                               2,608,214        3,315,000

Lease Obligation - less current portion                    210,000          210,000
Deferred Income Taxes                                      152,000          152,000
                                                       -----------      -----------
Total Liabilities                                        2,970,214        3,677,000
                                                       -----------      -----------
Stockholders' Equity:
 Common Stock, $.001 par value,
  Authorized 50,000,000 shares
  16,152,518 issued and outstanding                         16,153           12,000
 Additional Paid in Capital                             21,170,561        6,153,000
 Cumulative Translation Adjustment                          56,429           30,000
 Accumulated Deficit                                    (6,649,425)      (5,525,000)
                                                       -----------      -----------
  Total Stockholders' Equity                            14,593,718          670,000
                                                       -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $17,563,932      $ 4,347,000
                                                       ===========      ===========

INTERAMERICAS COMMUNICATIONS CORPORATION
STATEMENT OF OPERATIONS (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                      -----------------------
                                                        1996           1995
                                                      --------       --------
SALES                                                $   112,921    $   107,000

COST OF SALES                                            373,203        266,000
                                                     -----------    -----------
GROSS PROFIT                                            (260,282)      (159,000)
                                                     -----------    -----------
EXPENSES:
 GENERAL AND ADMINISTRATIVE                              836,422        856,000
                                                     -----------    -----------
TOTAL EXPENSES                                           836,422        856,000
                                                     -----------    -----------
LOSS FROM OPERATIONS                                  (1,096,704)    (1,015,000)

INTEREST INCOME                                           13,759
INTEREST EXPENSE                                         (41,480)
                                                     -----------    -----------
NET LOSS                                             ($1,124,425)   ($1,015,000)
                                                     ===========    ===========

NET LOSS PER SHARE                                        ($0.08)        ($0.12)
                                                     ===========    ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                            13,432,076      8,393,833
                                                     ===========    ===========

INTERAMERICAS COMMUNICATIONS CORPORATION
STATEMENT OF OPERATIONS (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             JUNE 30,
                                                      -----------------------
                                                        1996           1995
                                                      --------       --------
SALES                                                $    54,453    $    70,000

COST OF SALES                                            213,518         87,000
                                                     -----------    -----------
GROSS PROFIT                                            (159,065)       (17,000)
                                                     -----------    -----------
EXPENSES:
 GENERAL AND ADMINISTRATIVE                              456,923        474,000
                                                     -----------    -----------
TOTAL EXPENSES                                           456,923        474,000
                                                     -----------    -----------
LOSS FROM OPERATIONS                                    (615,988)      (491,000)

INTEREST INCOME                                           13,167
INTEREST EXPENSE                                         (10,675)
                                                     -----------    -----------
NET LOSS                                               ($613,496)     ($491,000)
                                                     ===========    ===========

NET LOSS PER SHARE                                        ($0.05)        ($0.05)
                                                     ===========    ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                            12,198,076      9,414,770
                                                     ===========    ===========

INTERAMERICAS COMMUNICATIONS CORPORATION
STATEMENT OF CASH FLOWS (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                      -----------------------
                                                        1996           1995
                                                      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET LOSS                                            ($1,124,425)   ($1,015,000)
 ADJUSTMENTS TO RECONCILE LOSS TO CASH
  PROVIDED/USED FROM OPERATING ACTIVITIES:
 AMORTIZATION AND DEPRECIATION EXPENSE                     3,344        130,000
 CHANGES IN ASSETS AND LIABILITIES:
 (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE              (50,259)      (225,000)
 (INCREASE) DECREASE IN OTHER CURRENT ASSETS             (59,230)       278,000
 INCREASE (DECREASE) IN OTHER CURRENT LIABILITIES         (2,765)       351,000
 INCREASE (DECREASE) IN ACCRUED EXPENSES                  (2,602)    (1,447,000)
 INCREASE (DECREASE) IN ACCOUNTS PAYABLE                 447,981        267,000
                                                     -----------    -----------
NET CASH PROVIDED (USED) BY OPERATIONS                  (787,956)    (1,661,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 SALE OF COMMON STOCK                                      1,939          6,000
 CONVERSION OF NOTES PAYABLE TO EQUITY                 1,232,800
 NOTES PAYABLE                                          (805,862)       247,000
 CAPITAL CONTRIBUTION                                  7,443,437      2,089,000

 EFFECT OF EXCHANGE RATE CHANGES ON CASH                  26,429        (77,000)
                                                     -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES:             7,898,743      2,265,000
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 ACQUISITION OF EQUIPMENT AND INTANGIBLE ASSETS         (185,533)      (514,000)
 DECREASE IN OTHER ASSETS                                  5,240        (24,000)
                                                     -----------    -----------
NET CASH (USED) BY INVESTING ACTIVITIES                 (180,293)      (538,000)
                                                     -----------    -----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                  6,930,494         66,000

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                      57,000        114,000
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                       $ 6,987,494    $   180,000
                                                     ===========    ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH
 FINANCING ACTIVITIES:
  CONVERSION OF NOTES PAYABLE TO EQUITY                  751,827
                                                     ===========

                                    PART I

                            FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Notes to Financial Statements (Unaudited)

     The Consolidated Balance Sheets as of June 30, 1996 and 1995, the Consolidated Statements of Income for the six months and three months ended June 30, 1996 and June 30, 1995 and the Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and June 30, 1995, have all been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position at June 30, 1996 and for the periods presented, have been made.

     Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted. It is suggested that these condensed consolidated financial statements and notes be read in conjunction with the financial statements and notes therein included in Form 10-K - Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 1995.


ITEM 2 - MANAGEMENTS DISCUSSIONS AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITIONS, AND LIQUIDITY AND CAPITAL RESOURCES:

     The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto. Throughout this document, InterAmericas Communications Corporation ("ICCA"), Hewster Servicios Intermedios, S.A. ("HSI"), VISAT Telecomunicaciones, S.A., ("VISAT") and the newly acquired Red de Servicios Empresariales de Telecomunicaciones ("RESETEL") are collectively referred to as the "Company".

     Except for the historical information contained herein, this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially. Factors which could cause or contribute to such differences include, but are not limited to, uncertainty as to sufficiency of funds, management of business, technological changes, global economic factors, successful development of telecommunications network and other factors.

RESULTS OF OPERATIONS

     The unaudited Consolidated Statement of Operations reflects a net loss of $1,124,425 for the six months ended June 30, 1996. Losses are attributable primarily to selling, general and administrative expense and interest expense. The Company expects that it will continue to incur losses from operations for the foreseeable future. The unaudited Consolidated Balance Sheet dated June 30, 1996 reflects an accumulated deficit of $6,649,425.

     During the first six months of 1996, the Company concentrated its efforts on continuing to connect and provide services to its customers, and arrange financing for its ongoing business development. The Company's current development activities include the expansion of its Santiago network to connect new customers, provide services to newly developed business districts, and offer additional services. The Company will conduct such expansion using fiber-optic and national and international satellite systems. In addition, the Company is now engineering and will soon initiate construction in Lima, Peru of an advanced, fiber-optic private line network which will be owned and operated by the Company's newly acquired subsidiary, RESETEL. The revenue in the six months ended June 30, 1996 was $112,921 versus $107,000 for the same period in 1995. The Company's operations since inception have essentially been limited to the installation of fiber-optic cable and the creation of an advanced, intelligent network in Santiago, Chile.

     The selling, general and administrative expenses for the Company for the six months ended June 30, 1996 was $836,442 versus $856,000 for the same period in 1995. In addition $41,480 of interest was accrued for the six month period ending June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The business of the Company requires substantial continuing capital investment to complete the construction and development of its telecommunications networks and services. Although the Company has been able to arrange debt and equity financing to date, there can be no assurance that sufficient additional financing will continue to be available in the future, nor that it will be available on terms acceptable to the Company.

     The Company raised gross proceeds of approximately $6.9 million in a Private Placement during June 1996. A significant portion of these funds have been allocated to capital expenditure and working capital requirements of the Company's operations in both Chile and Peru. In addition, a portion of these funds have been utilized for the acquisition of Hewster, S.A. (See "Recent Developments - Acquisition of Hewster, S.A.). The balance of the proceeds have been utilized to pay outstanding debts.

     The Company estimates that it will need approximately $12 million in additional debt and equity financing to fully develop its fiber-optic and wireless network and expand its customer base in Chile, to commence operations and network construction in Peru, and to provide sufficient working capital for its operations over the next year and a half. There can be no assurances that the Company will be successful in obtaining all or any of this required financing. Should the Company not be able to obtain this financing in full, it would be required to delay capital expenditures on certain projects until such financing were available. This in turn would delay the revenue streams associated with those projects until such financing were available. The Company estimates that the present cash level would allow the Company to continue operations for approximately four months.


OPERATING ACTIVITIES

     Cash use by operating activities was $787,956 for the six months ended June 30, 1996 versus $1,661,000 for the same period last year. The cash flow used by operating activities is related to expenditures made before the start of significant revenues as the Company has recently come out of the development stage.


FINANCING ACTIVITIES

     Net cash provided by financing activities for the first six months of 1996 was $7,898,743 which includes net proceeds of $1,022,000 from the issuance of stock in a private sale to an off shore investor during the quarter ended March 31, 1996 and $6,424,000 raised in a Private Placement during June 1996. The cash provided by financing in the same period in 1995 was $2,265,000.

INVESTING ACTIVITIES

     The net cash used in investing activities was $180,293 for the six months ended June 30, 1996 and $538,000 for the corresponding period in 1995. These funds were used primarily to purchase equipment and complete last mile installations to connect customer locations to the HSI network. The Company's operational fiber-optic network currently extends over 100 kilometers throughout downtown Santiago, Chile.


EFFECTS OF INFLATION

     The rate of inflation in Chile has remained the lowest in South America for the past five years, with rates below double digit. The Company does not believe that inflation had any significant impact on operations in the first six months of 1996, nor does it expect that it will have any significant impact on operations throughout the remainder of the year.


SECURED NOTE

     On May 2, 1995, the Company borrowed $1,000,000 from United International Properties, Inc., a Colorado Corporation, pursuant to a Secured Promissory Note (the "Secured Note"). The Secured Note was secured by (i) the 45,000 shares of Common Stock of HSI owned by the Company (ii) the shares of Common Stock of VISAT owned by HSI and (iii) all of the assets of HSI. As part of the financing, the Company issued a Warrant to United International Properties, Inc., to acquire 200,000 shares of Company Common Stock at a price of $3.50 per share. The principal sum together with interest at the rate of 8% per annum was paid on April 30, 1996.


PROMISSORY NOTES

     During April and May, 1996, the Company borrowed an aggregate of $173,750 from Laura Investments, Ltd. pursuant to three Promissory Notes (the "Notes"). The Notes bear interest at the rate of 6% per annum. The principal sum of the Notes, together with simple interest, is due on or before September 30, 1996. On June 21, 1996, the Company borrowed an additional $50,000 from Laura Investments, Ltd. pursuant to a Promissory Note which bears interest at the rate of 6% per annum, and the principal and simple interest of which is due on or before July 30, 1996.

RECENT DEVELOPMENT

ACQUISITION OF RED DE SERVICIOS EMPRESARIALES DE TELECOMUNICACIONES, S.A. ("RESETEL")

     In May, 1996 the Company acquired 100% of the issued and outstanding stock of Red de Servicios de Telecomunicaciones, S.A., a Peruvian corporation ("RESETEL") in exchange for 1,250,000 shares of Common Stock of the Company issued to the shareholders of RESETEL pursuant to a stock purchase agreement dated May 7, 1996. The terms of the agreement and the consideration paid to the shareholders of RESETEL were determined through arms-length negotiations among the parties. RESETEL is the first company to obtain a local carrier concession to compete with Peru's monopoly carrier, Telefonica. The Concession, issued by Peru's Ministry of Communications, Transportation, Housing and Construction authorizes RESETEL to operate a fiber-optic telecommunications network serving corporate customers in metropolitan Lima, Peru and the port city of Callao. Together these cities have a population of approximately 7 million. The Company is now engineering and plans to commence the construction and operation of the fiber-optic network in Peru. The Company intends to use the network design, engineering, construction, management and marketing expertise developed through its operations in Chile to construct and operate the network. Like the Santiago network, the new network will provide high-bandwidth private line voice, video and data communications services to corporate customers.

ACQUISITION OF HEWSTER, S.A.

     On July 31, 1996 the Company acquired 99% of Hewster, S.A., a Chilean corporation controlled by Hernan Streeter Rios, the Company's President and Chairman of the Board. The transaction was completed in the following manner:

     On July 31, 1996, the Company transferred $1,500,000 to its subsidiary Hewster Servicios Intermedios, S.A. ("HSI") in exchange for 95% of the issued and outstanding capital stock of VISAT Telecomunicaciones, S.A. ("VISAT") held by HSI, pursuant to a Stock Purchase and Sale Agreement. As a result of this transaction, VISAT will now be a direct subsidiary of the Company instead of a subsidiary of HSI. HSI then used the $1,500,000 to acquire 99% of the issued an outstanding stock of Hewster, S.A. from its shareholders, Santiago Bouza Saavedra and Inversiones Druma, S.A. a Chilean Corporation controlled by Hernan Streeter Rios, pursuant to the Stock Purchase and Sale Agreements dated July 30, 1996. The terms of the agreements and the amount of consideration paid for the Hewster, S.A. stock were determined through arms-length negotiations among the parties. The $1,500,000 was obtained by the Company as part of a private placement which closed in June 1996. See "Capital Resources".

ACQUISITION OF CENTRO EMPRESARIALSE, S.A.

     On July 4, 1996, the Company entered into a Stock Purchase Agreement with Devono Company Limited for the acquisition of Centro Empresariales, S.A. ("Cempresa"), a company organized and existing under the laws of the Republic of Ecuador in exchange for a cash payment of $36,300,000 certain promissory notes in the aggregate amount of $14,800,000 and 14,000,000 shares of the Company's common stock. Cempresa owns a 52.63% interest in Consorcio Ecuatoriano de Telecomunicaciones, S.A. a cellular service provider organized and existing under the laws of Ecuador ("Conecel"). Conecel currently has approximately 30,000 cellular subscribers and holds approximately a 60% share of the Ecuadorian cellular market. In addition to cellular services, Conecel provides domestic and international private line services through its own satellite Earth station and has recently begun providing cellular based pay phone services. To finance the cash portion of the purchase price, the Company has entered into a letter of intent with an underwriter to assist the Company in raising capital through a private offering of its securities. Consummation of this aqcuisition is subject to due diligence and completion of successful financing.

OTHER INFORMATION

     During April 1996, the Company moved its Corporate offices to 104 Crandon Boulevard, Suite 324, Key Biscayne, Florida 33149. These offices are occupied under a lease that expires on April 30, 1997.

                                   PART II

                              OTHER INFORMATION


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)     The exhibits listed below are filed as part of this Report.


        EXHIBIT NO.                 DESCRIPTION
        -----------                 -----------
        10.25 Convertible Promissory Note for $1,232,800 between Registrant and Laura Investments Limited dated March 31, 1996 (previously filed with Registrant's Form 10-Q for the quarter ended March 31, 1996 and Incorporated herein by reference)

        10.26 Stock Purchase Agreement by and among Registrant and Kayhelm, Ltd. (the shareholder of RESETEL, S.A.) dated May 9, 1996

        10.27 Stock Purchase/Sale Agreement by and among Registrant and Kayhelm, Ltd. (the shareholder of RESETEL, S.A.) dated May 10, 1996

        10.28 Promissory Note for $30,000 between Registrant and Laura Investments, Ltd. dated April 9, 1996

        10.29 Promissory Note for $93,750 between Registrant and Laura Investments, Ltd. dated April 24, 1996

        10.30 Promissory Note for $50,000 between Registrant and Laura Investments, Ltd. dated May 6, 1996

        10.31 Promissory Note for $50,000 between Registrant and Laura Investments, Ltd. dated June 21, 1996

       *10.32 Stock Purchase and Sale Agreement by and between Registrant and Hewster Servicios Intermedios, S.A. dated July 30, 1996.

       *10.33 Stock Purchase and Sale Agreement by and between Hewster Servicios Intermedios, S.A. and Inversiones Druma, S.A. dated July 30, 1996.

*English Translation of Spanish Document

       *10.34 Stock Purchase and Sale Agreement by and between Hewster Servicios Intermedios, S.A. and Santiago Boza Saaverda dated July 30, 1996.

       *10.35 Stock Purchase Agreement by and between Registrant and Devono Company Limited dated July 4, 1996.

(b)     During the second quarter of 1996, the Company did not file a Form 8-K.

*English Translation of Spanish Document

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INTERAMERICAS COMMUNICATIONS CORP.








        /s/ Hernan Streeter                      DATE     8/16/96
- - ---------------------------------------                 ------------
Hernan Streeter
Chairman, President and
Chief Executive Officer