Form 10QSB
period 1996-09-30
INTERAMERICAS COMMUNICATIONS CORP
filed 1996-11-14
CIK 850629

                                     FORM 10-QSB

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                      QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                      OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   ------------------------------------------
(Mark One)
/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.

                                          OR

// TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____.

                            Commission file number 0-25194

                       INTERAMERICAS COMMUNICATIONS CORPORATION

                (Exact name of registrant as specified in its charter)

           TEXAS                                     87-0464860
   (State of Incorporation)                  (IRS Employer Identification)

  104 CRANDON BOULEVARD, SUITE 324                     33149
       KEY BISCAYNE, FLORIDA                         (Zip Code)
 (Address of principal executive office)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 31, 1996-16,152,518 Shares.

                   NOTE: Page 1 of 15 Sequentially numbered pages

                       INTERAMERICAS COMMUNICATIONS CORPORATION
                                        INDEX

                                                                            Page
                                                                            ----


Part I. Financial Information

    Item 1.   Financial Statements:


              Balance Sheet - September 30, 1996
                and December 31, 1995 . . . . . . . . . . . . . . . . . . . .3

              Statement of Operations - Three Months
                ended September 30, 1996 and 1995 . . . . . . . . . . . . . .4

              Statement of Operations - Nine Months
                ended September 30, 1996 and 1995 . . . . . . . . . . . . . .5

              Statement of Cash Flows - Nine Months ended
                September 30, 1996 and 1995 . . . . . . . . . . . . . . . . .6

              Notes to Financial Statements . . . . . . . . . . . . . . . . .7

    Item 2.   Management's Discussion and Analysis of Results
                of Operations, Financial Conditions and
                Liquidity of Capital Resources. . . . . . . . . . . . . . . .7

Part II.  Other Information

    Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . 14

INTERAMERICAS COMMUNICATIONS CORPORATION
BALANCE SHEET (UNAUDITED)
                                                  COMBINED      COMBINED
                                                CONSOLIDATED   CONSOLIDATED
                                                SEPTEMBER 30,  DECEMBER 31,
                                                   1996            1995
                                                 (UNAUDITED)    (AUDITED)
ASSETS
Current Assets:
  Cash in Bank                                     $2,505,695        $57,000
  Acounts Receivable                                  207,836          8,000
  Other Receivables                                    79,136          7,000
  Inventory                                           125,169
  Prepaid Expenses                                    193,733        119,000
  Due from Related Parties                              9,680         93,000
  Other Currents Assets                                64,394          4,000
                                               --------------  -------------

  Total Current Assets                              3,185,643        288,000
                                               --------------  -------------

Equipment at cost, less
 Accumulated Depreciation                           3,163,067      2,885,000
Intangible Assets                                   8,419,126      1,166,000
Due from Related Parties                               35,669
Other Assets                                           17,030          8,000
                                               --------------  -------------
                                                   11,634,892      4,059,000
                                               --------------  -------------


TOTAL ASSETS                                      $14,820,535     $4,347,000
                                               --------------  -------------
                                               --------------  -------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short Term Bank Credit Line                         $32,564
  Accounts Payable - Related Parties                                $698,000
                   - Other                            380,492        423,000
  Accrued Expenses                                     91,967        536,000
  Note Payable - Related Parties                                     634,000
               - Other                                  1,137      1,013,000
  Lease obligation-Current                            177,239         11,000
  Other Current Liabilities                            28,199
                                               --------------  -------------

  Total Current Liabilities                           711,598      3,315,000


Lease Obligation-less current portion                 207,257        210,000
Deferred Income Taxes                                 152,000        152,000
                                               --------------  -------------

Total Liabilities                                   1,070,855      3,677,000
                                               --------------  -------------

Stockholders' Equity:
  Common Stock, $.001 par value,
  Authorized 50,000,000 shares
  16,152,518 issued and outstanding                    16,152         12,000
  Additional Paid in Capital                       21,507,996      6,153,000
  Cumulative Translation Adjustment                    87,400         30,000
  Accumulated Deficit                              (7,861,868)    (5,525,000)
                                               --------------  -------------

  Total Stockholders' Equity                       13,749,680        670,000
                                               --------------  -------------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                             $14,820,535     $4,347,000
                                               --------------  -------------
                                               --------------  -------------

INTERAMERICAS COMMUNICATIONS CORPORATION
STATEMENT OF OPERATIONS (UNAUDITED)

                                          THREE MONTHS ENDED
                                             SEPTEMBER 30,
                                       --------------------------
                                           1996           1996
                                       ------------  ------------


SALES                                      $363,670      $112,027

COST OF SALES                               245,073        69,397
                                       ------------  ------------


GROSS PROFIT                                118,597        42,630
                                       ------------  ------------


EXPENSES:
  GENERAL AND ADMINISTRATIVE              1,324,117       573,712
                                       ------------  ------------


TOTAL EXPENSES                            1,324,117       573,712
                                       ------------  ------------

LOSS FROM OPERATIONS                     (1,205,520)     (531,082)

INTEREST INCOME                              22,515
INTEREST EXPENSE                            (17,878)      (47,633)
FOREIGN EXCHANGE TRANSACTIONS-NET           (10,793)
                                       ------------  ------------

NET LOSS                               $($1,211,676)    ($578,715)
                                       ------------  ------------
                                       ------------  ------------




NET LOSS PER SHARE                           ($0.08)       ($0.04)
                                       ------------  ------------
                                       ------------  ------------


WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING               16,152,518    11,951,685
                                       ------------  ------------
                                       ------------  ------------

INTERAMERICAS COMMUNICATIONS CORPORATION
STATEMENT OF OPERATIONS (UNAUDITED)

                                           NINE MONTHS ENDED
                                              SEPTEMBER 30,
                                        -------------------------
                                          1996            1995
                                        -----------    ----------

SALES                                      $476,591      $219,027

COST OF SALES                               618,276       335,397
                                        -----------   ------------

GROSS PROFIT                               (141,685)     (116,370)
                                        -----------   ------------

EXPENSES:
  GENERAL AND ADMINISTRATIVE              2,160,539     1,429,712
                                        -----------   ------------


TOTAL EXPENSES                            2,160,539     1,429,712
                                        -----------   ------------

LOSS FROM OPERATIONS                     (2,302,224)   (1,546,082)

INTEREST INCOME                              36,274
INTEREST EXPENSE                            (59,358)      (47,633)
FOREIGN EXCHANGE TRANSACTIONS-NET           (10,793)
                                        -----------   ------------

NET LOSS                                ($2,336,101)  ($1,593,715)
                                        -----------   ------------
                                        -----------   ------------


NET LOSS PER SHARE                           ($0.16)       ($0.17)
                                        -----------   ------------
                                        -----------   ------------


WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING               14,345,509     9,579,784
                                        -----------   ------------
                                        -----------   ------------

INTERAMERICAS COMMUNICATIONS CORP.
STATEMENT OF CASH FLOWS (UNAUDITED)

                                                        NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                     --------------------------
                                                       1995           1995
                                                     -----------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS                                           ($2,336,101)   ($1,593,715)
  ADJUSTMENTS TO RECONCILE LOSS TO CASH
    PROVIDED/USED FROM OPERATING
    ACTIVITIES:
  AMORTIZATION                                           192,191
  DEPRECIATION EXPENSE                                   278,220        186,382
  CHANGES IN ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE            (271,972)       (83,252)
  (INCREASE) DECREASE IN OTHER CURRENT ASSETS           (176,976)        71,157
  INCREASE (DECREASE) IN OTHER CURRENT LIABILITIES        28,199        228,366
  INCREASE (DECREASE) IN ACCOUNTS PAYABLE
   AND ACCRUED EXPENSE                                (1,184,541)      (488,930)
                                                     -----------  -------------

NET CASH PROVIDED (USED) BY OPERATIONS                (3,470,980)    (1,679,992)

CASH FLOWS FROM FINANCING ACTIVITIES:
  SALE OF COMMON STOCK                                     1,939          6,000
  SHORT TERM LINE OF CREDIT                               32,564
  REPAYMENT OF NOTES PAYABLE                          (1,029,612)       195,000
  CAPITAL CONTRIBUTION                                 7,443,437      2,089,000
  PROCEEDS FROM NOTES PAYABLE                          1,232,800
  STOCKHOLDER LOAN                                                       30,000
                                                     -----------  -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES:             7,681,128      2,320,000
                                                     -----------  -------------

CASH FLOWS FORM INVESTING ACTIVITIES:
  ACQUISITION OF PROPERTY AND EQUIPMENT                 (334,124)      (722,245)
  ACQUISITION OF HEWSTER                              (1,500,000)
  ACQUISITION OF OTHER INTANGIBLES                       (28,192)
  ACQUISITION/DISPOSAL IN OTHER ASSETS                    43,966         52,000
                                                     -----------  -------------

NET CASH (USED) BY INVESTING ACTIVITIES               (1,818,350)      (670,245)
                                                     -----------  -------------
  EFFECT OF EXCHANGE RATE CHANGES ON CASH                 56,897        (77,000)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                 2,448,695       (107,237)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                     57,000        114,000
                                                     -----------  -------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                       $2,505,695         $6,763
                                                     -----------  -------------
                                                     -----------  -------------

SUPPLEMENTAL SCHEDULE OF NON-CASH
  FINANCING ACTIVITIES
    CONVERSION OF NOTES PAYABLE TO EQUITY             $  751,827
                                                     -----------
                                                     -----------

                                        PART I

                                FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Notes to Financial Statements (Unaudited)

    The Consolidated Balance Sheets as of September 30, 1996 and 1995, the Consolidated Statements of Income for the nine months and three months ended September 30, 1996 and September 30, 1995 and the Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and September 30, 1995, have all been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position at September 30, 1996 and for the periods presented, have been made.

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

ITEM 2 - MANAGEMENTS DISCUSSIONS AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITIONS, AND LIQUIDITY AND CAPITAL RESOURCES:

    The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto. Throughout this document, InterAmericas Communications Corporation ("ICCA"), Hewster Chile, S.A. formerly Hewster Servicios Intermedios, S.A. ("HSI"), VISAT Telecomunicaciones, S.A. ("VISAT") and the newly acquired Red de Servicios Empresariales de Telecomunicaciones ("RESETEL") are collectively referred to as the "Company".

    Except for the historical information contained herein, this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially. Factors which could cause or contribute to such differences include, but are not limited to, uncertainty as to sufficiency of funds, management of the business, technological changes, global economic factors, successful development of telecommunications network and other factors.

RESULTS OF OPERATIONS

    The unaudited Consolidated Statement of Operations reflects a net loss of $2,336,101 for the nine months ended September 30, 1996. Losses are attributable primarily to selling, general and administrative expense and interest expense. The unaudited Consolidated Balance Sheet dated September 30, 1996 reflects an accumulated deficit of $7,861,868.

     During the first nine months of 1996, the Company concentrated its efforts on continuing to connect and provide services to its customers, and arrange financing for its ongoing business development. The Company's current development activities include the expansion of its Santiago network to connect new customers, provide services to newly developed business districts, and offer additional services. The Company is conducting such expansion using fiber-optics and once additional financing is obtained, the Company will expand its operations to use national and international satellite systems through its subsidiary VISAT. With the acquisition of Hewster, S.A. in July 1996, the Company now also provides technical services that help customers to integrate voice, video and data across different communications protocols and computer architectures. The Company's services in this area include the design, engineering, installation and maintenance of local area network for its customers. The Company's operations in Chile now operate under the name Hewster Chile, S.A.

     In addition, the Company is now engineering and has initiated construction in Lima, Peru of an advanced, fiber-optic private line network which will be owned and operated by the Company's newly acquired subsidiary, RESETEL. The construction of the Company's fiber optic network in Peru has been planned specifically to enable the Company to commence revenue generation prior to the completion of the entire network. Therefore, depending upon the timeliness of the proposed additional financing, the Company could begin recording revenues as early as the first quarter of 1997.
     The revenue in the three month period ended September 30, 1996 was $363,670 versus $112,027 for the same period in 1995, and the revenue for the nine months ended September 30, 1996 was $476,591 versus $219,027 for the same period in 1995. The selling, general and administrative expenses for the Company for the three months ended September 30, 1996 was $1,324,117 versus $573,712 for the same period in 1995. In addition $59,358 of interest was accrued for the nine month period ending September 30, 1996.

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

    The Company estimates that it will need approximately $17 million in additional debt and equity financing to fully develop its fiber-optic and wireless network and expand its customer base in Chile, to commence operations and network construction in Peru, and to provide sufficient working capital for its operations over the next year and a half. There can be no assurances that the Company will be successful in obtaining all or any of this required financing. Should the Company not be able to obtain this financing in full, it would be required to delay capital expenditures on certain projects until such financing were available. This in turn would delay the revenue streams associated with those projects until such financing were available. The Company estimates that the present cash level would allow the Company to continue operations for approximately two months.

    The Company has entered into a letter of intent with an underwriter to assist the Company in providing financing for the expansion of its operations in Chile and Peru and is currently reviewing additional opportunities for strategic acquisitions and alliances.

OPERATING ACTIVITIES

    Cash used by operating activities was $3,470,980 for the nine months ended September 30, 1996 versus $1,679,992 for the same period last year.
The cash flow used by operating activities is related to expenditures made before the start of significant revenues as the Company has recently come out of the development stage.

FINANCING ACTIVITIES

    Net cash provided by financing activities for the first nine months of 1996 was $7,681,128 which includes net proceeds of $1,022,000 from the issuance of stock in a private sale to an off shore investor during the quarter ended March 31, 1996 and $6,424,000 raised in a Private Placement during June 1996. The cash provided by financing in the same period in 1995 was $2,230,000.

INVESTING ACTIVITIES

    The net cash used in investing activities was $1,818,350 for the nine months ended September 30, 1996 and $670,245 for the corresponding period in 1995. These funds were used primarily to purchase equipment and complete last mile installations to connect customer locations to the Hewster Chile network. The Company's operational fiber-optic network currently extends over 100 kilometers throughout downtown Santiago, Chile.

EFFECTS OF INFLATION

    The rate of inflation in Chile has remained one of the lowest in South America for the past five years, with rates below double digit and falling. The Company does not believe that inflation had any significant impact on operations in the first six months of 1996, nor does it expect that it will have any significant impact on operations throughout the remainder of the year.

PROMISSORY NOTES

    During April and May, 1996, the Company borrowed an aggregate of $173,750 from Laura Investments, Ltd. pursuant to three Promissory Notes (the "Notes"). The principal sum of the Notes, together with simple interest at the rate of 6% per annum was paid on September 30, 1996. On June 21, 1996, the Company borrowed an additional $50,000 from Laura Investments, Ltd. pursuant to a Promissory Note. The principal sum together with simple interest was paid on July 18, 1996.

RECENT DEVELOPMENTS

ACQUISITION OF RED DE SERVICIOS EMPRESARIALES DE TELECOMUNICACIONES, S.A. ("RESETEL")

    On May 7, 1996 InterAmericas Communications Corporation ("the Company") aquired 100% of the issued and outstanding stock of Red de Servicios de Telecomunicaciones, S.A., a Peruvian corporation, ("RESETEL") in exchange for 1,250,000 shares of Common Stock of the Company issued to the shareholders of RESETEL pursuant to a stock purchase agreement dated May 7, 1996. The terms of the agreement and the consideration paid to the shareholders of RESETEL were determined through arms-length negotiations among the parties.

    RESETEL is the first company to obtain a local carrier concession to compete with Peru's monopoly carrier, Telefonica. The Concession, issued by Peru's Ministry of Communications, Transportation, Housing and Construction authorizes RESETEL to operate a fiber-optic telecommunications network serving corporate customers in metropolitan Lima, Peru and the port city of Callao. Together these cities have a population of approximately 7 million. The Company is now engineering and has commenced the construction and operation of the fiber-optic network in Peru. The Company intends to use the network design, engineering, construction, management and marketing expertise developed through its operations in Chile to construct and operate the network. Like the Santiago network, the new network will provide high-bandwidth private line voice, video and data communications services to corporate customers.

ACQUISITION OF HEWSTER, S.A.

    On July 31, 1996 the Company's wholly owned subsidiary, Hewster Servicios Intermedios, S.A. acquired 99% of Hewster, S.A., a Chilean corporation controlled by Hernan Streeter Rios, the Company's President and Chairman of the Board. The transaction was completed in the following manner:

    On July 31, 1996, the Company transferred $1,500,000 to its subsidiary Hewster Servicios Intermedios, S.A. ("HSI") in exchange for 95% of the issued and outstanding capital stock of VISAT Telecomunicaciones, S.A. ("VISAT") held by HSI, pursuant to a Stock Purchase and Sale Agreement. As a result of this transaction, VISAT will now be a direct subsidiary of the Company instead of a subsidiary of HSI. HSI then used the $1,500,000 to acquire 99% of the issued an outstanding stock of Hewster, S.A. from its shareholders, Santiageo Bouza Saavedra and Inversiones Druma, S.A. a Chilean Corporation controlled by Hernan Streeter Rios, pursuant to the Stock Purchase and Sale Agreements dated July 30, 1996. The terms of the agreements and the amount of consideration paid for the Hewster, S.A. stock were determined through arms-length negotiations among the parties. The $1,500,000 was obtained by the Company as part of a private placement which closed in June 1996. See "Liquidity and Capital Resources".

    On September 2, 1996, the Company acquired the remaining 1% of the outstanding stock of Hewster from Hernan Streeter Rios. Hewster was merged into HSI. The combined entity is operating under the name of Hewster Chile, S.A.

AGREEMENT WITH DEVONO COMPANY LIMITED

     The Company signed an agreement with Devono Company Limited to explore joint venture opportunities in local access and other telecommunications businesses in Ecuador and other Latin American nations. This agreement supersedes the Company's earlier agreement to acquire Centro Empresariales, S.A. ("Cempresa"), the owner of 52.6% of Consorcio Ecuatoriano de Telecomunicaciones, S.A. ("Conecel"), an Ecuadorian cellular operator. The parties determined that it was in their best interest to discontinue ICC's effort to acquire Devono's interest in Conecel, and instead work together on joint venture opportunities that they may develop.


OTHER INFORMATION

Appointment of Chairman and Chief Executive Officer
     On November 13, 1996, the Company appointed Mr. Patricio Northland to the position of Chairman and Chief Executive Officer. Mr. Northland is the founder and former Chief Executive of AmericaTel, a Miami based international telecommunications carrier with operations throughout Latin America. Mr. Northland founded AmericaTel in 1993 and successfully completed a joint venture agreement between AmericaTel and Entel, Chile's major long distance carrier. Under his leadership, AmericaTel grew to provide satellite based voice, data and fax telecommunications services to corporate customers in several Latin American nations. In 1996, Mr. Northland sold his interest in AmericaTel to Entel-Chile.

     Between 1988 and 1991 Mr. Northland served as an executive of Panamsat Corporation, a U.S. based provider of satellite services. While at Panamsat, he held executive positions with responsibilities in the areas of marketing, sales, regulatory affairs and Latin American business development. Mr. Northland led a successful Panamsat marketing effort which generated over $30 million in new revenues from customers including Latin American telephone companies and multinational corporations. Between 1983 and 1987, Mr. Northland served as IntelSat's Regional Executive and Business Executive for Europe and the Middle East. In this position, he was responsible for the implementation of marketing programs in Italy, Israel, Norway, Gabon, Iran and Sweden that generated over $45 million in sales in less than two years. Between 1980 and 1983, Mr. Northland held engineering positions for COMSAT and Northrop/Page where he designed cellular, fiber-optic, microwave and satellite network systems.

     Mr. Northland holds engineering degrees from the University of Chile and George Washington University, and is completing a Masters of Business Administration at the University of Chicago. As Chairman and Chief Executive Officer of the Company he will focus on the development of the Company's network and marketing activities in Chile and Peru, and on the Company's continuing pursuit of business development opportunities in other Latin American countries and the United States.

Appointment of Chief Operating and Financial Officer
     On September 30, 1996, the Company appointed Mr. Carlos M. Menendez to be its Chief Operating Officer and Chief Financial Officer. Mr. Menendez is a highly experienced international financial and administrative executive with a strong background in foreign markets, strategic planning, divestitures and acquisitions, compensation systems, financial reporting and investor relations. Mr. Menendez's successful 26 year career includes 15 years as an international executive of Merck & Co. where he most recently served as the Vice President of Kelco Company, a $300MM international subsidiary where he held responsibility for all staff functions encompassing finance, information technology, human resources, business evaluations, public affairs and total quality management. Prior to joining Merck, Mr. Menendez held financial and audit positions with Beecham Products, Du Pont and Price Waterhouse.
Mr. Menendez's international management skills will help the company to more rapidly integrate and expand the business operations of the Company.

NASDAQ Approval
    The company was approved for trading on the NASDAQ Small Cap Market, one of the largest trading exchanges in the world. The company stock began trading on NASDAQ on Wednesday, November 6, 1996. NASDAQ stock quotes are included on most quotation systems utilized worldwide.

                                       PART II

                                  OTHER INFORMATION


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) There are no exhibits filed as part of this Report.


(b) Reports on Form 8-K
    (i) The company filed Form 8-K on October 15, 1996 regarding the acquisitions of Red de Servicios Empresariales de Telecomunicaciones, S.A. ("Resetel") and Hewster, S.A. ("Hewster") including Financial Statements and Proforma Financial Information.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERAMERICAS COMMUNICATIONS CORP.




/s/ Carlos M. Menendez                                    DATE 11-14-96
---------------------------------------                       ------------------
Carlos M. Menendez
Chief Operating and Financial Officer