Form 10KSB40
period 1996-12-31
INTERAMERICAS COMMUNICATIONS CORP
filed 1997-04-16
CIK 850629

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996
                                       or
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]
          For the transition period from              to
                                         ------------    -------------

                         Commission file number 00-22690

                    INTERAMERICAS COMMUNICATIONS CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

              Texas                                        87-0464860
--------------------------------              ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)

       1221 Brickell Avenue
          Miami, Florida                             33131
Address of principal executive offices)            (Zip code)

       Registrant's telephone number, including area code: (305) 377-6790

     Securities registered pursuant to Section 12(b) of the Exchange Act:

 Title of Each Class               Name of Each Exchange on Which Registered
 -------------------               -----------------------------------------
        None                                        None


           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for
the past 90 days. Yes X   NO
                     ---     ---

         Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year ended December 31, 1996 were $652,000.

The aggregate market value of the voting stock held by non-affiliates for the issuer as of March 27, 1997 was $24,629,094.

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                Yes     NO   X
                                    ---     ---

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the registrant's Common Stock, $.001 Par Value, on March 27, 1997 was 16,154,518 shares.

         Transitional Small Business Disclosure Format Yes     NO   X
                                                           ---     ---

                    Documents incorporated by reference: None

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

                                COMPANY OVERVIEW

         InterAmericas Communications Corporation (the "Company") is a growing provider of a wide range of telecommunications services over state-of-the-art fiber optic networks in Santiago, Chile and Lima, Peru. The Company focuses on providing advanced telecommunications services in selected markets in Latin America, where the Company believes market deregulation and high demand for access to advanced telecommunications networks and services have created significant opportunities for early market entry and expansion.

         The Company has been operating as a competitive access provider ("CAP") in Chile and Peru by offering high quality voice and enhanced data communication services to business end users and other carriers on a private network basis. The Company intends to follow the strategy successfully implemented by CAPs in the United States to install advanced switching equipment that will enable the Company to provide both dedicated private network services as well as full switched services interconnected with the existing public switched network. The Company believes that it is currently eligible to receive regulatory approval to provide such services in Chile, and that it will be able to provide such services in Peru's public and long distance markets upon their deregulation, scheduled to occur in 1999. As a so-called competitive local exchange carrier ("CLEC"), the Company will be able to offer its corporate customers a full range of telephone services such as local switched services, value-added services such as Centrex, high capacity private voice and data lines, dial up data lines and Internet access, as well as domestic and international long distance services under a "one stop shop" concept. The Company is also exploring opportunities to make selective acquisitions of customer bases and businesses, make investments in companies that complement the Company's current operations, expand its services and network capabilities and engage in strategic alliances. The Company believes that these acquisitions, investments and strategic alliances will be an important means of increasing network traffic volume and achieving economies of scale.

         The Company is currently focusing on providing reliable, high speed private data networks that link multiple locations of its customers within a major metropolitan area, resulting in improvements in operating efficiency, financial controls and customer service. The Company also offers its customers dedicated high speed, high capacity connections from their corporate sites directly to long distance carriers' points of presence ("POPs") or to other POPs such as those operated by Internet service providers ("ISPs"). The Company believes that dedicated access to ISPs will represent a significant source of new customer relationships because of the anticipated rapid increase in the number of Internet users throughout Latin America.

         Through its wholly-owned subsidiaries, the Company also holds international long distance services concessions and licenses which, when fully developed, will enable it to extend its private network services to provide its customers with dedicated private voice and data lines between cities within Latin America and between Latin American cities and the United States, Europe and in other locations throughout the world. The Company also offers customers a wide range of network installation and systems integration services in order to connect customer premise equipment (i.e. PBXs, computers, modems, LANS, etc.) to the Company's fiber optic networks. The Company connects its customers' office networks to its fiber optic networks using a variety of wireline and wireless (i.e. 38 Ghz) technologies "last mile" connections.

         The Company's long-term strategy is to integrate its various networks and operations in order to achieve certain operating and cost efficiencies and to position itself as provider of choice for multinational corporations, large Latin American companies and other telecommunications carriers that require an integrated telecommunications service.

         The Company was incorporated in Nevada in April 1989 under the name "Theodore Games, Inc. ("TGI"), and initially operated in an unrelated business. The Company changed it focus to its current business in connection with a change in control of the Company in July 1994. The Company's principal executive offices are located at 1221 Brickell Avenue, Miami, Florida 33131, and Its telephone number is (305) 377-6790.

                                INDUSTRY OVERVIEW

         The continuing deregulation of the telecommunications industry and technological change have resulted in an increasingly information-intensive business environment. Regulatory, technological, marketing and competitive trends have expanded substantially the Company's opportunities in the converging voice and data communications services markets. Rapid deregulation of the telecommunications industry in Latin America is expected to expand opportunities in the local telecommunications services market. Technological advances, including rapid growth of the Internet, the increased use of packet switching technology for voice communications and the growth of multimedia applications, are expected to result in substantial growth in the high-speed data services market. The Company believes, along with many industry observers, that the current deregulation in many Latin American countries, coupled with technological innovation, will lead to market developments similar to those that occurred upon deregulation of long distance telecommunications services in the United States and the United Kingdom, including an increase in traffic volume and the continued introduction of new providers of telecommunications services of varying sizes. While significant reductions in prices and improvements in telecommunications and customer services have occurred and are expected to continue, the Company expects that market prices will continue to permit services to be profitably rendered by industry participants generally.

         Competitive Local Access. In most countries around the world, revenues from the local access market substantially exceed revenues from long-distance and value added telecommunications markets. In the United States, for example, the local access market generates nearly $100 billion in revenues, while the long distance market generates approximately $60 billion. In Chile, the local market represents over $1.0 billion, while the combined national and international long distance markets generate approximately $440 million. In Peru, the local market represents over $560 million while the combined national and international long-distance market generate approximately $740 million.

         Once the domain of privately-owned or government-owned monopoly carriers, the local access market in both developed and emerging countries is increasingly open to competition. Local markets may be entered via any combination of (i) construction of proprietary wired network infrastructure (ii) construction of wireless local loop, PCS or cellular networks and (iii) resale of the existing local carrier's network. Complete local market deregulation permits CAPs to interconnect their networks with the existing carrier's network and to provide basic "dial-tone" telephone service. "Dial-tone" service is connection to a local network switch which can then route a call to another line on the local network or to a long distance carrier which will connect it with other local markets. Typically, such service is provided through the CAP's own switch which connects one customer with another through a combination of the CAP's own wired or wireless network and the network of the PTT. In some countries, open market regulations require the local PTT to allow CAPs to utilize the PTT's network at competitive cost.

         In the United States and other developed countries, CAPs have been allowed to enter markets in advance of complete deregulation through their provision of special access services and private line services. Typically, CAPs begin providing such services through their own fiber optic loop networks, which are built over existing networks and often leapfrog existing providers in terms of bandwidth, reliability and enhanced service capability. Frequently, wireless technologies, such as 38Ghz used by the Company, are used to cost effectively extend the network from the fiber optic network to customer locations. Special access services provide high capacity voice, data and video circuits to connect end user locations with long distance carriers. Private-line services provide high capacity circuits to transmit voice, data and video between two or more end user locations across town or across the globe.

         Long distance carriers have traditionally been the first customers for CAPs. Local access in some markets makes up over forty percent of the cost of a long distance call. For this reason, long distance carriers as well as high volume corporate customers have great demand for the lower cost local access provided by CAPs. In addition, as any communications failures can result in significant expenses and/or lost revenue to businesses, corporate and carrier customers often utilize CAPs as a back-up for their primary carrier. The CAP markets its private line and special access services by offering lower prices, higher network reliability and higher quality transmissions and customer service. Corporate customers utilize such private lines to connect their branch offices and computer networks, and even to connect their internal PBX networks with the local PTT. Telecommunications carrier networks utilize CAPs to connect their switching centers, to connect major customers to their networks, and to connect their cellular, microwave and satellite transmitters. With direct connection to customers, CAPs may also market higher margin value-added services such as Internet access, database access and Centrex. Depending on local regulation, the CAP may be able to provide dialtone for any calls made to points outside of the local market. In most markets, corporate customers will begin by transferring a small portion of their telecommunications requirements to the CAP. As these customers experience the CAP's competitive cost and superior service, they often transfer increasing amounts of their business to the new operator.

         Most CAPs attempt to expand their services from the provision of private line and special access services to the provision of switched or dial tone services that are provided through a combination of the company's own network and through interconnection with the local PTT network. This evolution enables CAPs to achieve increased gross margins over time. Typically, private line services are provided on a flat fee, monthly rental basis. Switched services, on the other hand, are billed on a volume or minutes of use basis which generally generates substantially higher revenues and margins. Through interconnection with the local PTT, new carriers are able to offer services immediately to any customer on the PTT's network, thereby significantly increasing the number of customers and markets that they serve without physically expanding their own networks. The PTT's receive a volume based payment for the use of their network.

         Satellite Services. Satellite networks provide the transmission backbone for a substantial portion of worldwide long distance services, and they currently provide almost all of South America's voice, video and data long distance connectivity. Increasingly, satellite services are also used throughout Latin America for domestic private line voice and data telecommunications networks. With the boom in multichannel television, satellite services are also experiencing increasing demand for the transmission of television programming to television stations, cable television systems and households.

         Traditionally, Latin America's long distance telecommunications have been under monopoly control by the region's PTTs. National and international long distance rates have been set at levels substantially above cost, and the resulting high margins have been used to subsidize low local service tariffs. Over the last few years, several Latin American countries have opened or have announced plans to open their long distance markets to competition. Currently, Chile's long distance market is open to competition by all entrants. Mexico's long distance market is opening this year, and Peru and Argentina plan to open their markets in 1999 and 2000, respectively. As seen in the deregulation process in the United States where carriers such as MCI and Sprint have successfully entered formerly monopolized long distance markets, the traditionally high rates set by the PTTs provide substantial room for new entrants to profitably compete on a price basis. As PTTs slowly adjust to the new competitive environment and lower their tariffs, the resulting reduction in market prices normally creates a more than compensatory increase in market volume.

         Entrance into long distance markets through satellite services can provide emerging companies with a rapid source of revenues and cash flow. New entrant service operators can install earth station equipment and then begin to market long distance services through multiple sales channels to a wide range of customers. Corporations seeking to reduce their telecommunications expense may have interest in establishing private networks or volume based transmission contracts. Individuals reached through advertising and telemarketing may be attracted by improved customer service and more affordable pricing plans. In addition, non-facilities based long distance resellers will seek to sign volume commitments with the long distance operator. Such contracts provide the reseller with a competitive product while enabling the carrier to substantially increase its volume at minimal marketing expense.

         New long distance operators commonly pay the local access provider for carrying a call from its origin to their network, and they then contract carriers in other countries to downlink their satellite transmissions and terminate those transmissions at end user locations around the world. Although long distance service carriers generally compete on a price basis, such carriers may also add value to their service offering by bundling long distances services together with cellular, paging or local exchange access to provide a more complete, value added telecommunications package at a competitive price.

         In addition to national and international long distance services provided through connection with the landline local exchange network, telecommunications operators are increasingly providing domestic and international private line services using VSAT (very small aperture terminal) technology. VSAT networks utilize relatively small and inexpensive satellite dishes to provide satellite based, private line services between a central location and one or more sites. Common applications include remote monitoring of pipelines and mining facilities, point-of-sale information management, credit card authorization, reservation systems, car dealer inventory management, and electronic funds transfer. VSAT networks typically provide higher reliability because they are not subject to cuts and higher error rates that may be encountered with existing wireline networks. VSAT networks transmit one way and two way voice, data and video at high speeds, typically for a fixed monthly cost.


                         BUSINESS, MARKETS AND SERVICES


CHILE

         General. The Company, through its wholly-owned Chilean subsidiary Hewster-Chile, currently provides business end users and other carriers in Santiago, Chile with high quality voice and data communications services on a private line basis through a 120 kilometer fiber optic network. The Company helps its customers to increase productivity and reduce costs by linking Local Area Networks ("LANS"), accessing the Internet at very high speeds, gaining lower cost access to long distance services and ensuring the integrity of highly sensitive, high volume data transfers. In addition, Hewster-Chile provides its customers with local and wide area network design, engineering, installation, systems integration and support services. The Company provides network services in Chile through its 120 kilometer fiber optic network which currently extends throughout Santiago's downtown business district and outlying industrial park and airport corridor. This network, which became operational in mid-1995, utilizes advantageous rights-of-way through Santiago's underground subway system (the "Metro") and over certain facilities of a Chilean electric company. Santiago, the capital of Chile and a major international economic center, has a population of approximately 5.4 million people.

         The Chilean Market. The Company estimates that the Chilean telecommunications market currently represents approximately $1.4 billion in revenues, of which approximately $1.0 billion are local access and services revenues and approximately $400 million are domestic and international long distance revenues. These figures do not include other telecommunications sectors such as wireless telephony and cable television revenues. See "Description of Business -- Country Overview -- Chile."

         Concessions. Hewster-Chile was granted a concession to provide intermediate telecommunications services in 1991. The concession covers the installation and operation of a fiber optic cable local network in the metropolitan Santiago. The Company, through its wholly-owned subsidiary VISAT, also holds a concession to construct and operate a network of satellite earth stations throughout

Chile that can provide national and international long distance telecommunications services. In addition, the Company has received approval from the Chilean Ministry of Transport and Telecommunications to provide 38Ghz wireless technology services in Santiago.

         Services and Marketing. The Company believes that an increasing portion of its future revenues will be generated through Internet driven growth. Internet customers are increasingly demanding higher speed network connections in order to take advantage of the Internet's rapidly evolving array of high bandwidth multimedia and video applications, and therefore require access to ISPs through high speed circuits such as those available on the Company's fiber optic network. The Company is rapidly acting to capitalize on the Internet's explosive growth potential by creating alliances with Santiago's numerous ISPs. By marketing its network services through the ISP's, the Company is able to take advantage of the high growth marketing and sales efforts of each of its ISP customers. Once customers have been introduced to the Company network through Internet services, the Company believes that it will be able to market to each customer additional services including other high speed circuits, turn-key LAN systems, and network connections to information services such as databases operators and video-conferencing service providers.

         Through its systems integration expertise, the Company offers its customers a complete turn-key network service including LAN design, equipment sales, installation, and maintenance. The Company then offers its fiber optic network services to connect its customers' LANs with other offices, customers and information and ISPs. Through this complete solution sales approach, the Company is able to educate its customers on rapidly developing technologies and the ways in which its network services may be best utilized to increase operating efficiency. This consultative selling approach has been designed to strengthen the Company's customer relationships, provide it with multiple revenue streams per customer, and minimize customer turnover.

         Network Investment. In conjunction with its sales initiatives, the Company is now investing in the "last mile" network links that connect commercial buildings and customer offices with the Company's fiber optic network. Where customers are operating in newly developed areas of Santiago, the Company typically installs its own last mile network infrastructure to connect those customers with its fiber optic network. In areas of Santiago where the telecommunications infrastructure is more developed, the Company may grow most efficiently by leasing such last mile connections from other network operators. In addition to last mile links, the Company is investing to extend its fiber backbone through a new subway route that will enable it to efficiently serve additional business districts within Santiago.

         Network Systems. The Company's Santiago network employs advanced node equipment and has been designed to be fully redundant. Configured in self-healing rings, the intelligent network is able to automatically re-route transmissions through alternate circuits in the event of a fiber cut or equipment failure. In most cases where a failure occurs in a portion of the network, the traffic will be re-routed in fractions of a second, before the customer ever notices a problem. This network capability provides the Company's customers with the highest degree of network reliability currently available in Chile.

         The Company's network is being expanded around digital nodes which allow remote monitoring and flexible management of the network's last mile connections that link individual customer networks to the Company's network. The Company believes that it has a competitive advantage through the cost saving efficiencies of its fiber optic network's "drop and insert" technology. This technology enables the Company to provide network capacity to users without dedicating a single fiber strand to a single customer location. While networks without "drop and insert technology" may have to dedicate entire fiber strands to individual customers, the Company is able to optimize the capacity in its network through its ability to share strands among all of the customers on the network. In addition, customers often want their private networks to provide different amounts of capacity to different branch offices. "Drop and insert" technology allows the Company to meet such customer requirements. The Company's network has the transmission capacity to carry all accepted data requirements for both compressed and decompressed digital signalization.

         The portion of the Company's network that passes through the downtown business and financial district has been installed in Santiago's Metro subway tunnels. The tunnels of the Metro protect the network from such hazards as severe weather and vandalism. Metro access points, such as ventilation shafts and platform entrances, are available every 250 meters along the subway route. These facilities serve as the "insert" points for last mile connections between the network and customer buildings. In addition to its agreement with the Metro, the Company has a utility pole right-of-way contract with one of Chile's electric companies which allows the Company to use utility poles to route cable to outlying areas of Santiago. The Company's total network in Santiago covers the traditional commercial center of the city where established major businesses are headquartered and the rapidly growing expansion areas where branch offices and new companies have been established.

         The Company has recently installed its first 38 Ghz wireless connection between its fiber optic network and an ISP. The Company intends to utilize this wireless technology to connect customers more rapidly and efficiently to its fiber optic network. 38Ghz wireless technology is currently being deployed throughout the United States and Western Europe by CAPs and by telecommunications carriers. 38Ghz wireless technology provides circuits with performance similar to that provided by fiber optic networks. However, unlike fiber optic networks, 38Ghz wireless networks are deployed by installing wireless transceivers on rooftops, towers or windows where line-of-sight can be established between the points to be connected. 38Ghz technology will enable the Company to develop POPs serving buildings not currently reached by its fiber optic network without paying interconnection fees to the local telephone company. For such "last-mile" connections, 38Ghz technology can be installed in a matter of hours to provide customers a network connection that is similar to a fiber optic circuit in terms of both bandwidth and service quality.

         The Company plans to acquire a satellite earth station with a switch capable of directing both incoming and out-going international long distance traffic. The earth station is expected to be located near the Company's network in Santiago and to be designed to allow upgrading and capacity expansion as demand requires. The Santiago earth station is expected to serve as the hub for an extended network of smaller satellite earth stations to be built at locations throughout Chile. By combining a satellite network with its fiber optic network, the Company believes that it will be able to provide its Chilean customers with a completely integrated nationwide, domestic and international communications solution. However, there can be no assurance that the Company will obtain the necessary resources to acquire such satellite earth station and implement this project.

PERU

         General. The Company acquired Red de Servicios Empresariales de Telecomunicaciones, S.A. ("Resetel") in May 1996. Resetel provides high quality voice and data communications services on a private line basis through a fiber optic network in metropolitan Lima pursuant to a renewable local carrier concession expiring in 2016. The Company leases highly reliable, high speed access circuits to connect customers with their branch offices, Internet access providers, vendors, suppliers and long distance carriers. The Company's network is able to carry all types of telecommunications signals including voice, data and video. However, the Company may not provide local dial-tone service until the expiration of the exclusive concession of Telefonica del Peru ("Telefonica") in 1999. The Company has negotiated aerial right-of-way agreements with two electric utilities operating in the Company's concession area. By implementing its private line and planned value added service offerings, the Company expects to develop a strong customer base and network presence that will enable it to rapidly enter the local dial tone and long distance markets when Peru's switched local and long distance services become deregulated, which is scheduled to occur in 1999.

         The Company commenced construction of its fiber optic network in December 1996. Currently, 30 kilometers of the fiber optic network have been installed and are in operation. The Company plans to install another 110 kilometers of fiber optic cable by the end of 1997. When installation of this network is completed, Resetel's fiber optic network will extend throughout the major commercial and industrial districts of metropolitan Lima and the adjacent port city of Callao (combined population of approximately 6.4 million people). Resetel utilizes the same network design, construction, management and marketing expertise as used by the Company in Chile. The Company's Peruvian fiber optic network provides high bandwidth, private line services to businesses as a higher quality service alternative to the dominant local telephone company. The network will also provide the access for PCS, cellular, and paging service providers and a route through which major long distance carriers can bypass the higher cost local telephone company. The Company provides private line voice and data service, and plans to provide frame relay, Internet access services and other enhanced network services by the end of 1997.

         The Peruvian Market. Based on 1995 operating results for Telefonica, the local and long distance telecommunications markets in Peru are believed to account for approximately $1.3 billion in total revenues, of which approximately $560 million are local access and service revenues and $740 million are domestic and international long distance revenues. The Company believes that Peru's telecommunications market offers an excellent environment for rapid telecommunications business growth. Demand for telecommunications services in the country is highly unserved, with only 3.8 lines available for every 100 inhabitants as compared to 12.1 per 100 in Chile, 16 per 100 in Argentina and over 50 per 100 in the United States and Western Europe.1 The Company believes that the Peruvian economy is also a source of growing demand for telecommunication services with rapidly growing domestic and multinational businesses attracting significant foreign investment.

         Services and Marketing. As in Chile, the Company's Peruvian network offers Lima's business customers highly efficient, highly reliable data, voice and video circuit connections to Internet access providers, branch offices, vendors, customers and other telecommunications carriers. These types of telecommunications services enable companies to dramatically improve their productivity and responsiveness at the same time that they reduce operating costs. As the first alternative service provider in Peru, the Company has a waiting list of customers seeking more efficient connections to the Internet, branch offices, vendors and customers.

         To capitalize on its market opportunity, the Company is developing a partnership with Peru's major Internet access provider to rapidly expand the marketing and distribution of its services. The Company is also developing a consultative, systems integration selling capability similar to that employed

--------
* Source: Kagan World Media, 1996; Smith Barney, "Compania de Telefonos de Chile S.A.," March 26, 1996; Prudential Securities, "Emerging Markets
Telecommunications Fund," November 1994.

by the Company in Chile. Customers in Peru are aggressively seeking to utilize new communications technologies in order to more effectively compete in global markets. By helping to educate its customers on the use of the latest technologies, and by providing turn-key corporate networks and metropolitan area telecommunications solutions, the Company expects to develop strong customer relationships that will help it to both retain customers and increase average customer revenues.

         Network Investment. The Company's Lima network has been designed to most efficiently provide a full range of switched, CLEC services upon the market's deregulation in 1999. The Company has installed four nodes utilizing the Synchronous Digital Hierarchy ("SDH") protocol and plans to rapidly install 14 additional SDH nodes, as well as a satellite earth station that will initially enable it to provide Internet access and international private line data connections. Through this network, the Company will be positioned as the customer's gateway to the global telecommunications network upon deregulation. Prior to deregulation, the Company will seek to provide high speed private line circuits and value added services with a high level of customer service and quality to foster ever stronger customer relationships. Like the Company's Santiago network, the Lima network provides the direct, physical connection to the corporate customer and thus a direct business relationship that will enable it to market a wide range of enhanced services. This multiple services approach is expected to assist the Company in retaining customers as other carriers enter the Peruvian market with new and competing services.

         Network Systems. The Company has installed and is operating a 30 kilometer fiber optic network in downtown Lima, and intends to install an additional 110 kilometers by the end of 1997. The Company's Lima network provides customers with a scaleable range of bandwidth from 64 Kbps to 2 Mbps. This network employs SDH protocol equipment and "drop and insert" technology. In the future, the Company may also deploy Asynchronous Transfer Mode ("ATM") technology. The Company's network allows revenue generating operations prior to the completion of the entire network. After the completion of the installation of the network backbone, extensions to additional buildings and expansions to other regions will be evaluated based on assessments of market potential. However, there can be no assurance that the planned extension of the fiber optic network can be constructed by 1997 or that, even if constructed, that such portion will be commercially operational within the estimated time period.

         By rapidly expanding its Peruvian fiber optic network during 1997, the Company will seek to establish a strong market presence with which to capture market share rapidly in Peru's public local and long distance markets upon their deregulation in 1999. Upon entering the switched services market at that time, the Company expects to be able to collect revenues based on call volume rather than on a flat fee basis, thereby generating significantly increased revenues and margins. However, there can be no assurance that the company will be able to implement this strategy within the estimated time period.


                                    CUSTOMERS

         Chile. Through its wholly-owned subsidiary Hewster, the Company services 40 customers in Santiago, Chile. Some of the Company's customers include the XEROX Corporation, Iusatel, Iberia Airlines, Hertz Rent-a-Car, Nike and the Aetna Life Insurance Company.

         Peru. Through its wholly-owned subsidiary, Resetel, the Company services four customers in Peru, including Sony Music. Nineteen additional customers have committed to use the services of the Company when the Company completes the installation of the remaining 110 kilometer fiber optic network, such installation expected to be completed by the end of 1997.

                                BUSINESS STRATEGY

         In 1994, the Company adopted a business strategy to enter the international telecommunications industry, with a focus on acquiring, developing and operating telecommunications networks and services primarily in Latin America. The Company has targeted Latin American telecommunications markets due to perceived opportunities created primarily by the following complementary factors:

         - RAPID ECONOMIC GROWTH. Many countries in Latin America, and most of the region's major metropolitan areas in particular, have economies that are growing faster than many other areas of the world.

         - BUSINESS CENTERS. Many of the major metropolitan centers of Latin America are among the largest cities in the world, are dominant centers of trade and commerce for a wide region or for an entire country, and are home to high concentrations of large domestic and multinational corporations that require advanced telecommunication services.

         - HIGH DEMAND FOR TELECOMMUNICATIONS SERVICES. The telecommunications infrastructure in many of these markets is very limited or obsolete, resulting in high pent-up demand for advanced telecommunications services including reliable high capacity data circuits, private-line wide area networks (WANs) and domestic and international long distance connectivity.

         - DEREGULATION. Most Latin American governments are opening their telecommunications markets to competition in order to, among other things, attract private sector capital to finance expansion and enhancement of the telecommunications infrastructure.

         The Company's strategy for identifying and entering particular telecommunications markets and business segments in Latin America has been based, in part, on the experience of other companies conducting business in the United States and Western European telecommunications markets in the wake of deregulation during the 1980s and early 1990s. In developing its Latin America strategy, the Company identified the following market trends in the telecommunications industry in the United States and Western Europe which it believed would serve as models for the emerging telecommunications industry in Latin America:

          - THE INCREASE IN DEMAND FOR TELECOMMUNICATIONS SERVICES AS MARKETS ARE DEREGULATED AND OPENED TO COMPETITION. During the ten year period following the divestiture of AT&T in 1984, long distance usage increased over 150 percent in the United States. Despite rigorous competition, numerous new market entrants ranging from infrastructure-based carriers, such as Sprint and MCI, to entrepreneurial switched-based and switchless resellers of long distance services have generated substantial revenues and have increased their market share as the overall market has grown. Long distance services, particularly international long distance services, remain one of the most lucrative segments of the overall international telecommunications industry.

          - A RECURRING DEVELOPMENT PATTERN FOR NEW TELECOMMUNICATION NETWORKS. In the United States, and in Western Europe, new market entrants seeking to develop local, regional or international network services have followed a recurring pattern based, in large part, on the desire of governments to phase-in deregulation and competition in an orderly manner. Typically, new market entrants are granted licenses to provide private circuits for a limited number of corporate clients. In time, these new networks are allowed to introduce switching capabilities and to interconnect to the established public switched network. In the United States, this was the evolutionary cycle for CAPs installing new metropolitan fiber optic networks, many of which now operate as full service CLECs.

          - SIGNIFICANT COMPETITIVE ADVANTAGES FROM EARLY MARKET ENTRY. The experience of other telecommunications services providers in the United States indicates that early market entry is particularly important for new network service providers. Other competitive advantages that have resulted in rapid network installation well in advance of competitors, such as preferable rights-of-way and lower cost installation, enable a new entrant to more easily capture customers while competing only against the incumbent local carrier.

          - USE OF WIRELESS TECHNOLOGIES TO CONNECT REMOTE SITES AND NETWORKS. Fiber optic and other wireline network operators in the United States have increasingly introduced the use of satellite-based and other wireless technologies to extend their networks to add new customers, to include remote sites, to link stand alone networks and to provide access for their private-network customers to other services or networks.


         Based on market factors in Latin America and on the experience of new network and service providers in the United States, the Company's three-fold strategy for Latin America is to: (i) develop metropolitan fiber optic networks in multiple Latin America commercial and financial centers where it can obtain an early entry advantage; (ii) utilize these networks as a basis for offering a wide range of services and access to other value-added services to corporate customers and other telecommunications carriers and providers; and (iii) develop regional and international long distance services to link its networks and customers to the global telecommunications network.

         The Company's strategy is to follow the strategy successfully implemented by CAPs in the United States to install advanced switching equipment that will enable the Company to provide both dedicated private network services, as well as full switched services interconnected with the existing public switched network. As a CLEC, the Company will be able to offer corporate customers a full range of telephone services such as local switched services, value-added services (i.e. Centrex), high capacity private voice and data lines, dial up data lines and Internet access, as well as domestic and international long distance services. The Company's goal is to become the single source provider of comprehensive telecommunications services to its customers. To accomplish this goal, the Company's strategy is to secure a growing portion of customer's telecommunications business and, over time, through the provision of additional integrated services, increase the customer's reliance on, and sense of partnership with, the Company. The Company's strategy is designed to build a base of recurring revenues and to take advantage of increasing requirements of business customers for more effective and efficient solutions to their telecommunications needs. These customers require maximum reliability, high quality service, broad geographic coverage (including end-to-end connectivity), solutions-oriented customer service and timely introduction of innovative services. These customers demand that services be delivered in a cost-effective manner and, preferably, from a single source. The Company believes that it will be well-positioned to satisfy such customer requirements due to (i) its specialized sales and service approach employing engineering and sales professionals who design and implement customized, cost-effective telecommunications solutions, (ii) the ongoing development and integration of new telecommunications services and (iii) the anticipated deployment of switching equipment and continued development of digital fiber optic networks designed for redundancy and diversity. The Company believes that it can provide its customers with complete local and long distance communications services and achieve its strategic objectives by implementing the following strategies:

          - RAPIDLY MIGRATE TO PROVIDING FULL SWITCHED SERVICES. The Company intends to follow the strategy successfully implemented by CAPs in the United States to install advanced switching equipment that will enable the Company to provide both dedicated private network services as well as full switched services interconnected with the existing public switched network. The Company believes that it is currently eligible to receive regulatory authority to provide such services in Chile, and that it will be able to provide such services in Peru's public and long distance markets upon their deregulation, scheduled to occur in

                  1999. As a CLEC, the Company will be able to offer its corporate customers a full range of telephone services such as local switched services, value-added services such as Centrex, high capacity private voice and data lines, dial up data lines and Internet access, as well as domestic and international long distance services.

         - FOCUS ON THE LATIN AMERICAN MARKET. The Company intends to capitalize on opportunities presented by the rapidly changing regulatory environment and the size of the Latin American Market.

         - PURSUE ACQUISITIONS, INVESTMENTS AND STRATEGIC ALLIANCES. The Company intends to pursue selective acquisitions of customer bases or businesses, make investments in companies that complement the Company's current operations or expand its services or network capabilities and engage in strategic alliances. The Company believes that these acquisitions, investments and strategic alliances are an important means of increasing network traffic volume and achieving economies of scale.

         -        RAPIDLY EXPAND SALES, MARKETING AND DISTRIBUTION CAPABILITIES.
                  In order to enhance customer service and coverage, the Company intends to establish a local, customer-oriented single point of service sales structure, supported by product specialists. The Company plans to implement this structure and exploit the opportunities presented by the anticipated increased number and size of its operational local networks and the introduction of expanded service offerings by increasing its sales force during 1997. The Company plans to hire personnel with both voice and data sales experience to strengthen its existing direct distribution structure, provide extensive product and sales training and compensate personnel under a highly incentivized program.

         - INTEGRATE NETWORKS AND OPERATIONS. The Company's goal is to integrate its various networks and operations in order to achieve certain operating and cost efficiencies and to position itself as provider of choice for multinational corporations, small and medium sized business customers and other telecommunications carriers that require an integrated telecommunications service.

         The Company's strategy is also designed to reduce risk exposure to any particular market by building a portfolio of operating subsidiaries in multiple markets. The Company intends to provide these entities with financial, marketing, engineering and operational management expertise developed in highly competitive markets and expects to facilitate access to its relationships with telecommunications manufacturers, suppliers, vendors and international carriers. The Company's overall business development strategy for a given subsidiary typically includes one or more of the following elements:

          -    Introduction of previously unavailable technologies and services.

          - Implementation of advanced information, routing and monitoring systems.

          - Leveraging of vendor relationships to take advantage of larger scale purchasing power.

          - Consolidation of corporate functions, including treasury, information systems, purchasing and marketing.

          - Leveraging of relationships with other international carriers and service providers to gain market share and operational efficiencies.

          - Increasing efficiency of access to capital markets through the United States parent company.

         As was the case in Chile and Peru, the Company intends to enter Latin American markets initially by acquiring controlling interests in Latin American companies that hold licenses, concessions or rights-of-way to install and operate fiber optic networks or other complimentary telecommunications services that enable the Company to develop new customer relationships. The Company may acquire companies that (i) are already operational or in the process of installing their networks or (ii) that have been issued licenses or concessions but that are in their development or pre-installation phase. The Company may also enter new markets or business segments through acquisitions of new concessions, licenses or operating units by one of its existing Latin American subsidiaries. While the Company intends to focus its acquisition and business development strategy on Latin American markets, the Company may pursue acquisitions or business opportunities in North America or in other international markets if such an acquisition will provide the Company with (i) new technologies or other expertise that it can apply in Latin American markets,
(ii) new vendor relationships, or (iii) high volumes of telecommunications traffic to or from Latin America or that otherwise create operating efficiencies and economies of scale for the Company.

         The Company's long-term strategy is to integrate its various Latin American networks and telecommunications services offerings.


                                   COMPETITION

         General. The international telecommunications industry is highly competitive. The Company's success depends upon its ability to compete with a variety of other telecommunications providers in each of its markets, including global alliances among some of the world's largest telecommunications carriers. Other existing and potential competitors include cable television companies, wireless telephone companies, electric and other utilities with rights of way, railways, microwave carriers and large end users which have private networks. The intensity of such competition has recently increased and the Company believes that such competition will continue to intensify as the number of new market entrants increases. Many of the Company's existing and potential competitors have substantially greater financial, marketing and other resources than the Company. If the Company's competitors devote significant additional resources to the provision of telecommunications services to the Company's target customer base businesses, such action could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully against such existing and potential competitors.

         Competition for customers in the telecommunications industry is primarily based on price and, to a lesser extent, on the type and quality of services offered. The Company has no control over the prices set by its competitors, and some of the Company's competitors may be able to use their financial resources to cause severe price competition in the countries in which the Company operates. Any such price competition would have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, intensified competition in certain of the Company's markets may cause the Company to reduce its prices. Such price reductions may reduce the Company's revenue and margins.

         Chile. Chile's local and long distance markets were both opened to competition in 1994, with the only constraint being a four year long distance market share cap on Chile's former local services monopoly, CTC. Upon deregulation, six sizable companies and several smaller companies began competing in the long distance market. These six companies include CTC, Entel (Chile's former long distance monopoly); TelexChile (Chile's former telex company); VTR (a privately held cellular network and long distance operator); Bell South Chile (a long distance and cellular services operator); and lusatel. Immediately following deregulation, long distance prices fell dramatically, in some cases to 30 percent of pre-competition levels. All carriers participating in the price war incurred negative gross margins.

However, prices have since rebounded and they are now relatively stable at about 70 percent of pre-competition levels. The Chilean telecommunications market remains highly competitive.

         CTC, Entel, TelexChile and VTR are currently providing public local switched services in certain areas of Santiago and in other regions of Chile. In the local market, the Company competes with these carriers, and with Teleductos, a network construction company which also leases telecommunications circuits. The Company has entered the market using state-of-the-art fiber optic technology and a loop architecture that gives network efficiencies and capabilities that the Company believes are not available on the networks of these other carriers. In addition, the Company has the only right-of-way with Santiago's Metro that enables it to install, access and operate its network efficiently throughout Santiago's major business district. Other carriers operating in the downtown Santiago region must currently dig through the streets and rent equipment space from various landlords, in a much more time consuming and expensive network management process.

         Peru. Peru's telecommunications market is dominated by Telefonica del Peru, a company formed by the merger in 1994 of the former local service monopoly, Compania Peruana de Telefonos and Entel, the former long distance monopoly. Telefonica del Peru is 35 percent owned by Telefonica de Espana. Telefonica del Peru has announced plans to devote a large amount of its resources over the next few years to install hundreds of thousands of telephone lines to provide basic telephone service. The Company believes that the focus of Telefonica del Peru on expanding basic telephone services has created an opportunity for the Company to capture market share by providing value added, high bandwidth services to business customers. Peru's only other telecommunications carrier, Tele2OOO, is a private company that currently operates cellular, public payphone and cable television services in Lima and other Peruvian cities. Tele2OOO's business is growing rapidly. To date, however, Tele2OOO has focused largely on providing cellular and cable television services.

                                COUNTRY OVERVIEW

PERU

                    ECONOMIC AND POLITICAL OVERVIEW OF PERU*


Territory and Population. Peru is the third largest country in South America. The total estimated population is 23.9 million. Peru is located on the western part of the continent, and its Pacific coastline extends for 3,080 kilometers. Peru shares borders with Ecuador, Colombia, Brazil, Bolivia and Chile.

Government and Political Situation. Democracy returned to Peru in 1980 after 12 years of military dictatorship. However, terrorist groups including the "Shining Path" (Sendero Luminoso) and the "MRTA" (Movimiento Revolucionario Tupac Amaru) surfaced during the 80's and early 90's and caused an estimated 25,000 deaths and $25 billion in damages to property and the economy. In 1990, the traditional political parties were displaced by the election of Alberto Fujimori, a political outsider, who won the five year presidential term on an independent ticket. President Fujimori's government made substantial progress toward suppressing the terrorist activities of both the Shining Path and MRTA. The progress included the arrest of the leader and the second level of leadership in each terrorist group, as well as 2,000 others. 3,000 others surrendered on their own under government amnesty protection. However, in December 1996, the MRTA took 600 people hostage in the residence of Japan's Ambassador to Peru.

         In 1992, President Fujimori dissolved the Congress and called for a new Congressional body that would be responsible for the drafting of a new Constitution. The new Constitution of Peru was adopted by a public referendum in October 1993. It became effective on December 31, 1993.

         The new Constitution sets up a system in which the executive power is vested in a president under whom are two vice presidents. The legislature consists of a unicameral congressional body with 120 seats that are elected nationally and are not necessarily associated with any part of Peru. The president and the representatives are elected for five year terms. The judicial power is vested in a Supreme Court whose members are generally appointed, although in special circumstances, they may be elected.

         In April 1995, President Fujimori was elected to a second five year term. Since the election, President Fujimori has continued down the path of economic and political reforms. Further amnesty measures and a liberalization of the system of land ownership have been implemented. In addition, Peru reached an agreement to restructure its debt. The President's ruling alliance has a majority in Congress and has seen little serious legislative opposition. Peru's Constitutional Tribunal has ruled that President Fujimori cannot stand for re-election in 2000, although this ruling is being challenged. Mr. Fujimori's popularity has fluctuated during the hostage crisis.

The Peruvian Economy. During the Garcia administration (1985-1990), the economy in Peru hit crisis proportions. Inflation rose to 2,775%, national production declined to levels of 15 years earlier, and employment and real income declined. In addition, payments on foreign debt were stopped and Peru was isolated from the international financial system.

         During his tenure, President Fujimori has successfully reduced inflation and implemented reforms that have resulted in renewed economic growth. President Fujimori liberalized price and wage controls in the private sector, eliminated restrictions on capital flows, instituted emergency taxes to reduce the fiscal deficit, liberalized interest rates, instituted a wide ranging privatization plan and re-established relations with the international financial community. In addition, he established an agenda to end corruption and bribery in the judicial system and stop terrorism.


--------
* Data compiled from reports by the Economic Intelligence Unit on Peru in 1996, The National Trade Data Bank Market Reports in 1995, the InterAmericas Communications Corporation Fact Sheet, and Telefonica del Peru Prospectus Statement.

         Growth

         In 1993, Peru's Gross Domestic Product (GDP) grew 5.6%. In 1994, GDP grew 12.6% and in 1995 GDP grew 6.9% to $58.4 billion. GDP growth for 1996 has been estimated to have been 2.8%. Peru's GDP growth slowed in 1995 and slowed further in 1996 as the government has reduced expenditures in an effort to avoid an overheated economy and to combat a current account deficit. In addition, there has been a significant decline in the growth of Peru's fishing industry due to restrictions on harvests designed to conserve fish stocks. During the first four months of 1996, the GDP declined by 1.6%. The composition of GDP in Peru has changed significantly between 1965 and 1996. Electricity and construction have grown, while mining and agriculture have declined. Fishing has remained a major part of the economy. According to the EIU, growth has been driven by large inflows of foreign investment into the telecommunications, mining and fishing industry that fueled a boom in investment and subsequently consumption.

         Inflation

         Inflation fell dramatically as a result of the President's stabilization program from 7,649% in 1990 to 39.5% in 1993, 15.4% in 1994 and 10.2% in 1995. In 1996, inflation is expected in the range of 11% to 12%, with a small increase driven by the current account deficit's depreciating impact on the nuevo sol and a resulting increase in the price of imports. The EIU predicts that inflation will remain in the 11%-12% range throughout 1997.

         Interest Rates

         Real interest rates have stabilized in 1996, after fluctuating erratically over the past three years. Convertible currency borrowing rates in mid-January 1997 averaged approximately 16.8%, with domestic currency borrowing rates at approximately 31% in January 1997.

         Currency

         In the past decade, Peru has changed its currency twice. In 1985, the currency has changed from "soles" to "intis" (1 inti= 1,000 soles).

         In 1991, the currency was switched again from "intis" to "nuevo soles" (1 nuevo sole = 1 million intis). President Fujimori established a free-floating exchange rate, although the Central Bank can intervene by purchasing or selling U.S. dollars to stabilize the market. In late 1995 and early 1996, the current-account deficit and a slowdown in foreign investment brought downward pressure on the exchange rate. Exchange rates remained constant during the fourth quarter of 1996. The exchange rate at the end of 1996 was 2.62 nuevo soles per one U.S. dollar. Monetary intervention has been used to defend the currency and higher interest rates have been maintained. During 1996, the devaluation of the nuevo sole against the U.S. dollar was approximately 3%.

         Current-Account Capital Account & Trade Balance

         Strong local currency and trade liberalization have resulted in an increase in imports. The trade balance dropped from a surplus of $340 million
(1990) to a deficit of $2,116 million (1995). In 1996, the capital account stood at a surplus of $2,608 million due mainly to direct investment, and the current account maintained a deficit of $3,745 million due to the increase in the trade deficiency and expenditures in financial services.

         Debt

         In October and November of 1990, Peru resumed payments on its current debt to the World Bank and the IDB. In 1989, Peru began to repay its current obligations to the IMF after the IMF threatened to expel Peru permanently from membership.

         A support group created under the leadership of both the U.S. and Japan, provided approximately $1 billion in financing to Peru between 1991 and 1992. The funds were provided as either donations or as concessionary loans with low interest rates and long maturity periods. After the support group's commitment was assured, the IMF approved the Peruvian stabilization plan and set up a schedule for the arrears obligation. The World Bank entered into a similar arrangement. The Peruvian government met all of the goals established by the schedule and effectively rolled over $1.8 billion in loans and received $600 million in new loans.

         In 1993, the Paris Club negotiations reduced annual debt payments for 1993-1995 in Peru from an expected $1 billion to approximately $400 million. In addition, interest rates were re-evaluated, development aid debt and other credits were rescheduled, and Peru received commitments and donations from other donor countries and multilateral institutions that convened in Paris in June 1993.

         In addition to rescheduling of debt, the IDB disbursed as IDB loans an estimated $328 million total in 1994 and 1995, and the World Bank committed $100 million for social programs and $40 million credit for health care.

         In October 1995, Peru reached an agreement with commercial banks to restructure its public foreign debt. According to the debt restructuring plan, the principal debt of $4.4 billion will be converted into long term bonds with a maturity of 20-30 years. Creditors are offered three choices: (1) conversion into 30 year par bonds with a low fixed rate of interest (three rising to five percent max.), (2) 30 year discount bonds with a 45% principal reduction paying LIBOR plus 3/16, and (3) front loaded interest reduced bonds, which initially have a fixed interest rate and start to amortize after 8 years. Past-due interest, which exceeds the value of the principal is to be restructured into past-due interest bonds with a maturity of 20 years. The bond restructuring is expected to be executed in July or August of 1996, subject to World Bank and IMF approval of support.

         Foreign Direct Investment

         Foreign direct investment increased by $365 million during the fourth quarter of 1996, to a total of $6.25 million. The communications, mining and energy sectors represented the highest amounts of foreign investment. The IDB has announced that over $300 million in new loans will be made [in 1997] for infrastructure projects and new social programs.

         International Agreements

         Peru is a member of the Andean Trade Preference Act which gives duty-free access to the United States and allows Peru to export to the United States under favorable conditions. In addition, Peru has entered into a free trade agreement with Bolivia and enjoys a zero percent tariff for certain products under that agreement. Finally, Peru is discussing the creation of a free trade zone in Peru for South Korean industries.

                     SUMMARY OF PERUVIAN REGULATIONS ON THE
          TELECOMMUNICATIONS INDUSTRY, FOREIGN INVESTMENT AND TAXATION


Peruvian Telecommunications Laws and Regulations. The principal features of Peruvian regulation of telecommunications services include the General Telecommunications Law (Supreme Decree No. 013-93-TCC, or "the Telecommunications Law"), State Contracts, the General Regulation to the Telecommunications Law (Supreme Decree No. 06-94-TCC, or "the General Regulation"), and the Regulation for the Organization for Supervision of Private Investments in Telecommunications (Supreme Decree No. 62-94-PCM, or "the OSIPTEL Regulation"). These laws and their related governmental authorities constitute the legal and regulatory framework within which the Company provides services in Peru.

         The Telecommunications Law sets out the basic framework for the provision and regulation of telecommunications services, and has the objective of providing a competitive market in telecommunications. The Law grants the Peruvian government the ability to oversee telecommunications services through the Ministry of Transportation, Communications, Housing and Construction ("the Ministry of Transportation" or "the Ministry"). The Ministry has the authority to grant concessions and impose sanctions for the violation of telecommunications laws. Under the General Regulation, the Ministry delegated this power to the Organization for Supervision of Private Investments in Telecommunications ("OSIPTEL").

         OSIPTEL was created pursuant to the Telecommunications Law to oversee the implementation of State Contracts. OSIPTEL is an independent regulatory body which reviews on a regular basis the expansion, penetration, service, quality and tariff structure mandates that are set forth in the State Contracts. Its enforcement powers include the ability to apply sanctions against violators of the Telecommunications Law. OSIPTEL's Board of Directors is composed of six members who are appointed by various groups including the government and the telecommunications industry.

         A private entity may only provide telecommunications services in Peru pursuant to a concession granted by OPTEL and in accordance with a State Contract. Such concessions, including the concession held by the Company through Resetel, have a maximum period of twenty years, and can be renewed for an equal term without limitation subject to the submission of application for renewal two years prior to the expiration of the concession. The State Contract outlines, among other obligations: (1) a minimum expansion plan for the operator; (ii) required fees and tariffs;
(iii) technology standards for all equipment; and (iv) quality standards of service.

         State Contracts have the status of contract law, which under Peruvian law provides the same treatment as contracts between private parties. For this reason, such Contracts cannot be modified or terminated by any subsequent regulation or legislation. The Ministry may, however, if it is deemed in the public interest, modify the terms of State Contracts unilaterally if such terms relate to the international telecommunications policy of the Ministry, or if it is necessary to modify the contract to comply with international laws, treaties, or conventions. These changes can only take place through an administrative process that provides for public comment.

Local and Long Distance Services. The provision of dialtone and public, switched local and long distance services in Peru will be provided exclusively by Telefonica del Peru until 1999. In that year, the exclusivity provisions in Telefonica del Peru's concession will expire, and the local and long distance markets are scheduled to be opened to competition by new entrants. The Company operates under a concession which permits it to provide private line, special access and value added services within the local telecommunications markets of Lima and Callao. Beginning in 1999, the Company will seek to obtain authorization to begin providing dialtone as well as public local and long distance switched services.

         Technical Requirements

         The Company is required to comply with regulations and detailed technical plans promulgated by OSIPTEL, that apply to such matters as the transmission, routing, signaling and assignment of numbers in the Peruvian telephone network as well as use of the radio frequency spectrum. Before concessionaires initiate service, their facilities must have been authorized by OSIPTEL and must be in full compliance with the applicable regulations and technical plans. Failure to comply with the technical plans can be grounds for terminating a concession if the holder does not comply within a period of time prescribed by OSIPTEL.

         Both Telefonica del Peru and operators of private networks must make their networks available for interconnection with other carriers' networks in order to promote competition within Peru's telecommunications marketplace.

         Fees, Tariffs and Other Charges

         In conformity with the Telecommunications Law, the General Regulation, and the OSIPTEL Regulation, telephone operators, including the Company, must comply with the payment of certain fees, tariffs, and other charges primarily comprised of: (i) a concession fee; (ii) annual tariffs; (iii) payment to OSIPTEL for supervisory services; and (iv) contribution to the Fund for Private Investment in Telecommunications (FITEL).

         Historically in Peru, local services rates charged by Telefonica del Peru have been subsidized by both domestic and international long distance rates. Installation fees exceed equivalent charges in other countries, but the State Contracts now mandate gradual reduction to those fees.

         The tariff levels for Telefonica del Peru under the State Contract rebalance the telephone service charges by increasing the monthly service charges while reducing the measured service charges, especially for long distance. The State Contracts allow a fluctuation between 5% above and 15% below the established telephone service maximum tariff rate set by the Contract. The tariffs are currently computed according to two formulas, one annually and the other quarterly. As of 1998, Telefonica del Peru's rates for local and long distance service will be computed according to a formula that factors in inflation and a "productivity factor," the components of which remain to be determined, but will probably be based upon the degree of competitiveness in the Peruvian telecommunications industry.

         The Company may set its own tariff levels for its private line service, subject to certain maximum tariff levels set by OSIPTEL.

Foreign Investment. The basic legal framework to attract foreign investment to Peru is provided by the Foreign Investment Promotion Law. The law provides for specific rules that guarantee a non-discriminatory right to foreign investors and provides mechanisms to stimulate and secure foreign capital. Foreign investors can freely remit all of their profit and capital in hard currency and are permitted to invest in any economic activity. Investors can sign a legal stability agreement with the National Commission of Foreign Investment and Technology to guarantee tax stability, free availability of foreign currency, and non-discriminatory rights.

Taxation. The tax structure of Peru is composed of several broad based taxes, a consumption tax on certain products (e.g. gasoline), a general income tax, an alternative minimum tax based on a business' assets, a property tax, and a simplified import tariff. In addition, withholding taxes are imposed on interest and salary income, and Peru has a recently expanded value added tax (VAT) that covers certain products and services.

CHILE

                    ECONOMIC AND POLITICAL OVERVIEW OF CHILE*


Territory and Population. Chile is a narrow country stretching down the western coast of South America and sharing borders with Peru, Bolivia and Argentina. With over 6000 kilometers of Pacific coastline, Chile has a population of approximately 14.2 million. Since its transition from a military dictatorship to democracy in 1990, Chile's essentially free market economy has prospered. Chile is the world's largest producer of copper, and a major exporter of fruit, fish and timber products.

Government and Political Situation. Between 1973-1990, Chile was controlled by the military dictator Augusto Pinochet, who implemented conservative economic policies and privatization of many state enterprises. In 1990, Pinochet also implemented a peaceful transition to democracy. Chile's government today is made up of an executive branch with a President elected to a six year term, a legislative branch with a 46 seat Senate and a 120 seat Chamber of Deputies and an independent judiciary. The political environment in Chile is stable and economically progressive. In December 1993, Eduardo Frei was elected to a six-year presidential term, in an election interpreted by analysts to reflect the Chilean voter's desire for continuity in their government. Parties of the right control the upper house of the legislature, while parties of the left control the lower house. This balance of power requires a consensus building approach to legislation. In 1995, a constitutional crisis sparked by a Supreme Court ruling on human rights threatened to break apart the Concertacion por la Democracia, the ruling coalition of 7 political parties. However, a strengthening of the relationship between the government and the Partido Socialista (PS) will most likely result in continued political stability as it is expected that the ruling coalition will back the current government until 1999. Mr. Eduardo Aninat, the chief economist under Frei, is expected to continue a focus on capital market reform, export stimulation, and inflation control.

The Chilean Economy. With one of Latin America's most market oriented economic systems, Chile has a thriving economy. Chile has few restrictions on foreign trade and investment and its businesses enjoy almost complete freedom to set prices. Even after the aggressive privatization programs of Pinochet, Chile's government maintains a significant role in the economy through its ownership of several state enterprises including Codelco-Chile, the state owned copper company.

         Since 1990, Chile has successfully combated inflation and encouraged foreign investment. GDP growth from 1991-1994 averaged 6.5% per year and during that period over one million Chileans moved out of poverty. Chilean exports have risen steadily over the past three years. Chile's rules of competition and company formation are limited and fair. Chile benefits from a robust middle class that is the mainstay of growth and consumer power in the country. The country's strong reserve position, diversified export structure and continuing high levels of domestic saving and investment make Chile well positioned to continue achieving high levels of economic growth.

         Growth

         Chile's GDP growth exceeded estimates of 5%-6% in 1996, with growth through June achieving approximately 8.1% on an annualized basis. Chile's GDP growth in 1995 reached 7.9%. Growth has been driven by strong prices for Chile's exports of copper, cellulose and fishmeal, as well as by activity in the construction industry where both the government and the private sector have been aggressively improving the country's infrastructure.

-------------------
* Data compiled from reports by The Economist Intelligence Unit on Chile in 1996 and the American Embassy in Santiago, Chile in December 1995. Bank of America 1996.
         National Trade Data Bank Market reports in 1995.

         Inflation

         Chile's government has successfully combated inflation over recent years, with annual inflation falling to 11.4% in 1994 and 8.2% in 1995 and 7.4% in 1996. The EIU predicts that inflation will fall to 5.5% by the end of 1997. Chile's Central Bank is expected to seek to limit inflation to 5.0% in 1998.

         Interest Rate

         Almost all interest rates for periods over 30 days are indexed to consumer price inflation and are expressed in terms of the Unidad de Fomento
(UF) inflation index. Interest rates in Chile exceed those in the U.S. For example, bank deposits of up to a year earned an annual rate of 7.2% above inflation and loan rates exceeded inflation by 9.6%. Moreover, 10 year central bank bonds paid 6.5% over inflation and home mortgage rates exceeded inflation by 8%.

         Currency

         Chile's Central Bank acts to keep the Chilean Peso within 12.5% above or below a reference exchange rate based on a basket of currencies including the US dollar, German Mark, and Japanese Yen. The Central Bank intervenes when the rate nears the edges of the currency's band to avoid sharp fluctuations in the band. There are two markets for foreign exchange trading, the official market and a separate informal market. The central bank regulates access to the official market that operates through a private banking system. Any foreign firm that invests in the foreign investment saw D.L 600 is guaranteed the right to purchase dollars through commercial banks so that it can repatriate profits and capital. The informal rate is usually within one Peso of the official market rate (0.25%). Most business transactions, however, occur through the banking system. At the end of 1996, the exchange rate was 424.3 pesos per U.S. dollar.

         Current Account and Trade Balance

         In 1995 Chile showed a trade surplus of $1.3 billion with imports of $14.7 billion and exports of $16 billion. In 1996 Chile recorded a trade deficit estimated at $1.2 billion, primarily as a result of lower worldwide copper prices and higher crude oil prices.

         Capital Account

         At the end of 1995, Chile had a capital account surplus of nearly $1.2 billion. In 1995, total gross direct foreign investment totaled nearly $4.3 billion. In November 1995, Chile had $14.4 billion in net international reserves, up from $13.5 billion at the end of 1994.

         Debt

         In 1995, Standard & Poors gave Chile a rating of A-, the highest in Latin America and the 10th highest of any emerging market. Between 1986 and 1991, a total of $10.9 billion was redeemed through debt conversion programs. Chile has had access to the international financial markets and received disbursements of $11.6 billion in loans (excluding IMF borrowings between 1986 and 1992). Chile's debt service burden, as measured by conventional ratios, has fallen substantially, and Chile is one of the least indebted countries in Latin America. Total debt service was 24.7% and 24.9% in 1995 and 1996, respectively.

         International Agreements

         In 1994, Chile joined the Asia Pacific Economic Co-operation (APEC) forum which opened the possibility of $200M-300M in new business. Chile was also the first country besides the United States, Canada and Mexico to be invited to joint NAFTA, although the devaluation of the peso in Mexico which threw inter-American Commerce into chaos, has delayed the prospect of entry in NAFTA. Chile is currently working on associating with other groups such as Mercosur, with which it hopes to negotiate associate status, and the European Union. In addition, Chile has signed free trade agreements with Mexico, Columbia, Venezuela, and Ecuador and has tariff reducing agreements with Argentina and Bolivia. Chile has also entered into talks with Peru to establish a free trade zone by 2001. In November 1996, Chile and Canada signed a free-trade agreement which includes both goods and services and certain side agreements similar to those included in NAFTA. This agreement is expected to facilitate the addition of Chile to NAFTA, which is expected to occur in 1988. In addition, Chile's trade agreement with Mexico has been expanded to include services. Finally, Chile pays very low tariffs in the US because it is eligible for the Generalized System of Preferences. These trade agreements are expected to further stimulate Chile's growth and international telecommunications needs.

                      SUMMARY OF CHILEAN REGULATIONS ON THE
          TELECOMMUNICATIONS INDUSTRY, FOREIGN INVESTMENT AND TAXATION


Chilean Telecommunications Law. References herein to (i) the "Telecommunications Law" are to the Ley General de Telecomunicaciones (General Law of
Telecommunications), Law No. 18,168 (1982) and (ii) the "Amended
Telecommunications Law" are to the Telecommunications Law as amended by Law No. 19,277 (1994) and Law No. 19,032 (1994), in each case unless the context otherwise requires.

Regulations and Concessions. The Telecommunications Law and various decrees issued by the Ministry of Transportation and Telecommunications and other Chilean governmental authorities constitute the legal and regulatory framework within which the Company provides services.

         Amended Telecommunications Law and Decree 95. Law No. 19,277, effective as of January 20, 1994, and Law No. 19,302, effective as of March 10, 1994, modified the Telecommunications Law to promote greater competition in the telecommunications sector and to establish a framework for a multicarrier dialing system. The Amended Telecommunications Law embodies certain terms of a January 4, 1994 Documento de Acuerdo (Multicarrier Agreement) among all the telecommunications entities then existing in Chile, the Ministry of Transportation and Telecommunications and the Secretary General of the Presidency that (i) provided that only affiliates of local telephone carriers rather than the local telephone carriers themselves can provide public long distance services and (ii) established all carriers' maximum market shares in the domestic long distance market for a four-year period and in the international long distance market for three years, each period being measured from the inception of the multicarrier dialing system, as set forth in the following table. Under the new law, companies that carry traffic in excess of these maximums will be subject to substantial financial penalties and the Undersecretary of Telecommunications may suspend their service.

                                             MAXIMUM MARKET SHARE CAPS
                                                   (in minutes)

                                                   Year 1            Year 2           Year 3            Year 4
                                                   ------            ------           ------            ------
Carriers Affiliated with
Local Operators:

Domestic Long Distance                               35%               45%              55%               60%
International Long Distance                          20%               30%              40%                -

Other Carriers:

Domestic Long Distance                               80%               70%              60%               60%
International Long Distance                          70%               65%              60%                -

        The Amended Telecommunications Law also requires providers of public telephone services to conform to a multicarrier system in which end users, rather than local telephone carriers, will determine on a call-by-call or contractual basis the long distance carrier they want to use. In addition, the Amended Telecommunications Law authorizes long distance carriers to establish direct connections to end users through their own networks. The Amended Telecommunications Law is similar to the "equal access" regulations adopted in the United States.

        The framework established by the Amended Telecommunications Law was implemented by Regulation No. 189 issued by the Undersecretary of Telecommunications on June 10, 1994, and published in the Official Gazette on August 1, 1994.

        The Amended Telecommunications Law provides for substantial fines, the suspension of service by the Undersecretary of Telecommunications or other penalties for violations of the multicarrier dialing system. The routing of calls by a local telephone company to a long distance carrier other than the carrier selected by the end user or the obstruction or delay of an interconnection between the local telephone carrier and any long distance carrier would constitute violations and the local telephone carrier may be required to indemnify the provider of long distance services for any such violations.

        Decree 95, published on May 4, 1994 by the Ministry of Transportation and Telecommunications, establishes for the principal local carrier new tariffs for local services and domestic long distance calls and new inbound and outbound international long distance access charges, as well as several such local carrier administrative and service charges, payable to it by long distance carriers.

        Regulations and Technical Plans. The Company is required to comply with regulations and detailed technical plans promulgated by the Ministry of Transportation and Telecommunications that apply to such matters as the transmission, routing, signaling and assignment of numbers in the Chilean telephone network as well as use of the radio frequency spectrum. Before concessionaires initiate service, their facilities must have been authorized by the Undersecretary of Telecommunications and must be in full compliance with the applicable regulations and technical plans. Failure to comply with the technical plans can be grounds for terminating a concession if the holder does not comply within a period of time prescribed by the Undersecretary of Telecommunications. Such termination can be appealed to the courts. In February 1992, the Undersecretary of Telecommunications issued modifications to the Plan Tecnico Fundamental de Encaminamiento Telefonico (the Fundamental Technical Plan for Telephone Routing) to establish the framework for a multicarrier system for the provision of public long distance services. Final regulations relating to the multicarrier system are currently in the process of being implemented.

        Concessions. The Telecommunications Law specifies which telecommunications services require that a provider obtain a concession or permit from the Ministry of Transportation and Telecommunications. Such concessions or permits are granted by the Undersecretary of Telecommunications. Concessions, which may be granted only to entities constituted and domiciled in Chile, are necessary to provide the following services, among others: (i) public telecommunications services, which are provided to satisfy the telecommunications needs of the general public and (ii) intermediate telecommunications services, which are transmission and switching services offered by third parties to other concession holders who provide public telecommunications services or other services to end users. Permits, which are granted following a simplified procedure and have a shorter duration than concessions, are required to provide limited services, which are services necessary to satisfy specialized needs of businesses or other institutions, but do not entail carrying traffic across public international and certain telecommunications networks.

        Concessions and permits are granted by the Chilean government for a fixed term. Under Law 19,277 (1994), concessions to provide public telecommunications and intermediate telecommunications services are granted for a term of thirty years; they can be renewed for a like period if so requested by the concessionaire. However, as the Company's concession was granted before the enactment of Law 19,277(1994), such concession is deemed to be indefinite in accordance to its terms.

        Concessions and permits cannot be assigned, transferred or leased without the prior authorization of the Undersecretary of Telecommunications, which authorization cannot be denied without reasonable cause.

        Concessions to provide public telecommunications and intermediate telecommunications services must contain information as to the type of service and the term of the concession. Decrees that grant such concessions must contain the following information: (i) the holder of the concession, (ii) the service area, (iii) the technical characteristics of facilities as they may be specified in the technical plans for such service, (iv) how long it will take to construct facilities and begin service, (v) the location of radio stations and (vi) the power, frequency and other technical characteristics of the radio stations. More than one concession or permit may be granted for a particular type of service or for a geographic area, except when there are technical limitations, such as mobile telephones, in which case only two concessions may be granted for any one geographic area.

        Holders of concessions to provide public telecommunications services must establish and accept interconnection with others, in accordance with technical requirements established by the Undersecretary of Telecommunications, to ensure that users have access to all public services. Concession holders may establish their own systems or use facilities of other entities. Outages must be corrected within 12 hours or users are entitled to indemnification and the concession holder is subject to fines.

        The Telecommunications Law provides that holders of concessions and permits shall have access, on equal economic and technical basis, to satellite systems and international cables.

        The Telecommunications Law establishes the grounds upon which concessions may be terminated by a ministerial decree of the Ministry of Transportation and Telecommunications or a resolution of the Undersecretary of Telecommunications. The grounds for termination include dissolution of the concession holder, a failure to publish the grant of the concession in the Official Gazette within thirty days of its notification to the applicant or noncompliance with the terms and conditions specified in the Telecommunications Law, the regulations promulgated thereunder or the concession. A holder of a concession may appeal such termination to the Chilean courts if it believes that the termination is illegal. The Undersecretary of Telecommunications may suspend a concession holder's service for up to thirty days for failure to comply with technical requirements, which action may be challenged in the courts.

        The Company does not believe that its concessions will be terminated in the foreseeable future. There can, however, be no assurance that its concession will not be terminated for reasons beyond management's control. In the event of such a termination the Company believes that it would have available legal recourse.

Tariff System. Currently, providers of domestic and international long distance services are subject to maximum tariffs fixed by the Chilean government. The Company expects that in the competitive environment of the multicarrier system, rates will decline from present levels.

        At present, the Company's services are subject to maximum tariffs pursuant to the Telecommunications Law as modified by D.F.L. No. 1 (1987). Title V of the Telecommunications Law, which was not substantially modified by Law No. 19,302, establishes the general principle that the prices of telecommunications services, including the services of the Company, may be freely established by service providers except if the Comision Resolutiva de la Fiscalia Nacional Economica (the Resolutory Commission of the Fair Trade Enforcement Commission) (the "Resolutory Commission"), a tribunal created by the Ley Antimonopolios (the "Antimonopoly Law") has previously concluded that market conditions are insufficient to guarantee that, absent tariff regulation, service providers would set prices fairly. In May 1994, the Resolutory Commission determined that the market conditions prevailing in the period previous to the implementation of the multicarrier system in the domestic and international long distance telephone markets, as well as the local telephone markets (excluding mobile telephones) are not sufficient to permit providers to establish prices for such services without regulation. As a result the Ministry of Transportation and Telecommunications created a tariff which will be effective until 1999.

        The Chilean government establishes the maximum tariffs of regulated services by using a methodology that provides for the recovery of investments and operating costs required to operate such services, as well as a profit based on the cost of capital. Pursuant to the Telecommunications Law, the structure, level and mechanism for indexing the affected services are fixed every five years by a joint decree issued by the Ministry of Transportation and Telecommunications and the Ministerio de Economia, Fomento y Reconstruccion (the Ministry of the Economy, Development and Reconstruction) (the "Ministry of the Economy") on the basis of the incremental costs of providing the tariffed service in each geographical service area where the service is provided, including capital costs taking into account the expansion plans of the regulated companies over the five-year period. In the absence of expansion plans, the structure and level of rates are set on the basis of marginal long-term costs. Maximum tariffs are established on the basis of an economic model that relies on the costs of an ideally efficient enterprise that offers only the service subject to tariffing. The tariff for each service that is subject to tariff regulation reflects the theoretical cost components associated with such service.

        The Telecommunications Law specifies that the tariff for domestic long distance telephone services must include the prices of long distance transmission and switching as well as the price of local telephone service. The law specifies that the tariffs for international long distance services must include such price components as the price of domestic and international services, the cost of access to the local network, as well as the costs of settling with foreign correspondents.

        The Telecommunications Law specifies that providers are prohibited from discriminating among similarly situated users in the price charged for tariffed services. Each tariff is subject to its own index, which is calculated using the prices of its principal components. A concessionholder must give two months notice to the Subsecretaria de Telecomunicaciones (the Undersecretary of Telecommunications) of changes to the maximum tariff resulting from changes in the applicable index (including inflation adjustments) and that tariff, upon readjustment, is the maximum price that users may be charged for the service.

        Because the tariff-setting process takes place every five years, providers of long distance services subject to tariff regulation have to prepare a special study for each regulated service included in their geographic concession areas. The purpose of the study is to calculate the total and marginal long-term costs with respect to each such service and to determine on the basis of such calculation the structure and level of future tariffs. New tariff proposals must be presented to the Ministries of Transportation and Telecommunications and the Economy 180 days prior to the end of each five-year period.

        The Company (as other intermediate service providers) is subject to the maximum tariffs established by the corresponding authorities for the principal intermediate service provider.


Foreign Investment and Exchange Controls. Foreign investments in Chile are regulated by Law No. 18.840 of the Ministry of Finance published in the Official Gazette on October 10, 1989 and further regulated in Chapter XIV ("Chapter XIV") of the Compendium of Foreign Exchange Regulations issued by the Central Bank of Chile (the "Foreign Exchange Regulations"), and the Foreign Investment Statute.

The Foreign Exchange Regulations. Chapter XIV of the Foreign Exchange Regulations provides that legal entities, Chilean or foreign, who transfer foreign currency to Chile foreign currency must register with the Central Bank of Chile in order to sell such foreign currency, subject to the corresponding statutory limitations and to those of a general character established by the Central Bank at the time of the conversion to pesos of such foreign currency. For these purposes, the Central Bank authorizes the investment and issues a certificate of registration which is nominative and non-transferable, without the prior approval of the Central Bank. A foreign entity which has used the foregoing provision may freely reexport, totally or partially, the amounts invested in Chile, subject to the corresponding statutory limitations, and to those of a general character established by the Executive Committee of the Central Bank which were in force at the time the corresponding certificate was delivered.

        Similarly, and in accordance with the above-mentioned conditions and within applicable legal limitations, the Central Bank authorizes remittances of profits (generated by the investment). Therefore, pursuant to the Foreign Exchange Regulations, a foreign investor who has registered an investment in accordance with the Foreign Exchange Regulations provisions may remit abroad the amount registered with the Central Bank and the profits derived therefrom, subject to the statutory limitation in force at the time the registration of the investment was made. Presently, there are no such statutory limitations, and the regulations of the Central Bank now in force are summarized below.

        The foreign investor wishing to make an investment in Chile must request the prior authorization from, and register the investment with, the Central Bank. The application requesting such authorization must be made through a commercial bank and must identify the foreign investor and indicate the amount and purpose of the investment. If possible, the investor is requested to anticipate when it expects to repatriate the amount invested.

        Once the Central Bank grants approval (which normally takes place within no more than 72 hours), the foreign investor may convert the investment into local currency through the same commercial bank which processed the request to make the investment. Within the following five days after such conversion, the Central Bank is required to issue a certificate which will evidence the foreign investor's right to transfer abroad the investment and the related profits, if any.

        The foreign currency registered with the Central Bank may be repatriated only after a period of 12 months has lapsed from the date on which such investment was made. Thereafter, the foreign investor may re-export the investment, in whole or in part. In case the repatriation is for the total amount invested, the investment certificate must be returned to the Central Bank. Otherwise, the Central Bank simply makes annotations in the investment certificate of any partial remittance. A foreign investor may assign its investment rights at any time, subject to the prior authorization of the Central Bank.

        All profits derived from the registered investment may be re-exported abroad. Profits may also be reinvested in Chile with the prior authorization of the Central Bank, which reinvestment is also registered with the Central Bank. The Central Bank issues a new investment certificate covering the reinvested amount.

        In order to re-export the investment and its profits, the foreign investor must present to the Central Bank a sworn statement attesting that the local currency used to purchase the foreign currency required to make the remittance abroad originates exclusively from the sale of the investment or from profits generated by the authorized investment. In addition, the investor must prove that the relevant Chilean income taxes have been duly paid. Presently, the minimum amount of foreign currency to be registered under Chapter XIV of the Foreign Exchange law is US$10,000.

The Foreign Investment Statute. The Foreign Investment Statute (DL-600) sets forth objective standards applicable to all investors who qualify thereunder. It has eliminated to a considerable degree the discretionary powers exercised by Chilean authorities in the past. The Foreign Investment Statute is summarized below.

        Pursuant to Article 1 of the Foreign Investment Statute, foreign entities, resident or domiciled abroad, which transfer foreign capital to Chile can enter into an investment agreement with the Republic of Chile. A foreign investor has the right to resort to the Chilean courts in case the Chilean government does not allow it to exercise its rights contemplated in the investment agreement. Foreign capital may consist of: freely convertible foreign currency; tangible assets, in any form or condition; technology in its various forms, subject to certain conditions, provided it can be capitalized; credits associated with an approved foreign investment; capitalization of foreign loans and debts in freely convertible currency, provided such contracts have been duly authorized; and capitalization of profits which enjoy repatriation rights.

         Any investment made under the Foreign Investment Statute requires the prior approval of the Executive Vice President of the Foreign Investment Committee unless (i) the value of the investment will exceed US$5 million; (ii) the investment is to be made in sectors or activities normally performed by the State and those carried out by public utility services; (iii) the investment is to be made in the communications media; or (iv) the prospective investor is a foreign State or a foreign public entity. In such cases, the prospective approval has to be granted by the Foreign Investment Committee itself (whose members are high governmental officials of Cabinet level). In general, approvals are normally granted automatically since the present policy of the Chilean Government is to be as liberal as possible in connection with the inflow of foreign investments.

        The Foreign Investment Committee has decided that any investment under US$25,000 must be channelled through the Foreign Exchange Regulations. Therefore, to qualify for the benefit of the Foreign Investment Statute any proposed investment would have to exceed such amount.

        The Foreign Investment Statute provides, as its basic principle, that foreign investors will be treated in the same manner as local investors. Therefore, no discrimination can be made against a foreign investor or a company in which a majority or minority interest is owned by such an investor. This principle is formally incorporated into an investment agreement which is entered into between the Republic of Chile and the investor. The investment agreement also grants the foreign investor the right to repatriate its investments and the profits derived therefrom, without any limitation. The investment may be made not only in foreign currency, but also in goods, etc. and may be made freely to set up a new business, buy an existing business, buy property of any nature, etc., provided, however, that there is no specific limitation in connection with such activities contained in Chilean legislation. Presently, very few restrictions exist. Existing restrictions relate to investment in certain sectors which are politically sensitive or strategic, such as the communications media, mining, shipping and commercial aviation.

        The investment agreement is of an indefinite duration. Therefore, the right, inter alia, to repatriate or transfer abroad the amount invested plus its profits, will not be subject to a time limitation. However, the amount representing the foreign investment (capital) may be repatriated abroad only after a period of 12 months has elapsed from the date on which the investment was brought into Chile. Profits derived therefrom are not subject to any time limit and may be freely repatriated after paying the relevant Chilean taxes.

        A foreign investor may effectively assign its investment rights, at any time, subject to the prior authorization of the Foreign Investment Committee.

        Special situations to consider include the following:

                  For a period of ten years from the date of start-up of the project in which the investment was made, foreign investors have the right to fix the overall income tax payable in Chile at an effective tax rate of 42%. This fixed income tax rate would apply to the corporate taxes payable by the company in Chile in which the investment was made, as well as those taxes payable by the foreign investors. At any time during the ten year period, a foreign investor may waive its rights to fix the tax rate and become subject to the normal taxation regime applicable to Chilean companies.

                  Foreign investors may freeze custom duties and value added taxes payable on the importation of equipment, machinery and other goods which will comprise the foreign investment.

                  Foreign investors or companies in which they have made their investment may be limited in their access to local credit.

Taxation. The following discussion summarizes the principal Chilean income tax consequences of an investment in shares of a Chilean company by a person who is neither domiciled in nor a resident of Chile for tax purposes (a "foreign holder"). It is not intended as tax advice to any particular investor, which can be rendered only in light of that investor's particular tax situation.

        Under Chilean law, provisions contained in statutes, such as the tax rates applicable to foreign investors, the computation of taxable income for Chilean purposes and the manner in which Chilean taxes are imposed and collected, may only be amended by another statute. In addition, the Chilean tax authorities enact rulings and regulations of either general or specific application and interpret the provisions of Chilean tax law. Chilean tax may not be assessed retroactively against taxpayers who act in good faith relying on such rulings, regulations and interpretations, but Chilean tax authorities may change said rulings, regulations and interpretations prospectively. There is no income tax treaty in force between Chile and the United States of America.

Cash Dividends and Other Distributions. Cash dividends paid by the Chilean Companies with respect to shares held by the Company will be subject to a 35% Chilean withholding tax, which is withheld and paid over by the Chilean Companies (the "Withholding Tax"). A credit against the Withholding Tax is available based on the level of corporate income tax actually paid by the Chilean Companies on the income to be distributed (the "First-Category Tax"); however, this credit does not reduce the Withholding Tax on a one-for-one basis because it also increases the base on which the Withholding Tax is imposed. In addition, if the Chilean Companies distribute less than all of their distributable income, the credit for the FirstCategory Tax paid by the Chilean Companies is proportionately reduced. Presently, the First-Category Tax rate is 15%.

        The example below illustrates the effective Chilean Withholding Tax burden on a cash dividend received by a foreign holder (such as the Company), assuming a Withholding Tax rate of 35%, an effective First-Category Tax rate of 15% and a distribution of 50% of the net income of the Chilean Companies distributable after payment of the First-Category Tax:


        Chilean Subsidiary taxable income                          Ch $100.0
        First-Category Tax (15% of Ch$100)                             (15.0)
          Net distributable income                                 Ch $ 85.0

        Dividend distributed (50% of net distributable income)     Ch $ 42.5
        Withholding Tax (35% of the sum of Ch$42.5 dividend
          plus Ch$7.5 First-Category Tax paid)                         (17.5)
                                                                        ----
        Credit for 50% of First-Category Tax                             7.5
                                                                        ----
        Net Withholding Tax                                            (10.0)
                                                                        ----
        Net dividend received                                      Ch  $32.5

Effective dividend withholding rate                                     23.5%

In general, the effective dividend Withholding Tax rate, after giving effect to the credit for the FirstCategory Tax, can be calculated using the following formula:

        Effective dividend (Withholding Tax rate) - (First-Category Tax rate)
                           -------------------------------------------------
        Withholding Tax rate = 1 - (First-Category Tax rate)

        Under Chilean income tax law, dividends generally are assumed to have been paid out of the Company's oldest retained profits for purposes of determining the level of First-Category Tax that was paid by the Company. Dividend distributions made in property would be subject to the same Chilean tax rules as cash dividends. Stock dividends are not subject to Chilean taxation at distribution except for the reduction of the tax basis.

Capital Gains. Capital gains are included in taxable income if they are derived from company business. The following income are not considered revenue: capital contributions received, excess over par value received on the issue of shares, stock dividends, return of capital, and gains on the sale of shares in corporations or mining rights. There are no differences with regard to the treatment of long-term and short-term holdings. Capital gains are not treated differently from any other type of ordinary income and are adjusted for inflation. Capital losses are not taxable.

        Gain recognized on the sale of shares will be subject to both the First-Category Tax and the Withholding Tax (the former being creditable against the latter) if either (i) the foreign holder has held the shares for less than one year or (ii) the foreign holder acquired and sold the shares in the ordinary course of business or as an habitual trader of shares. In all other cases, gain on the sale of shares will be subject to a flat 15% First-Category Tax and no Withholding Tax will apply.

        For purposes of determining the capital gains on the disposition of the shares of the Chilean Companies, the tax basis will be the acquisition value adjusted by the variation of the Chilean Consumer Price Index between the last day of the month prior to the purchase of the shares and the last day of the month prior to the disposition of the shares. In the event of a stock dividend distribution, the tax basis of the shares and of the new shares will be determined by dividing the purchase value of the shares by the total number of shares and the new shares owned by the shareholder. Additionally, if the investment in the shares has been made through DL-600, upon total or partial liquidation of the investment notwithstanding the foregoing general rules, no taxes will be applied on gains up to the U.S. dollar equivalent of the foreign investment. If the investment is made through Chapter XIV, only the general rules on capital gains will apply.

Value-Added Tax. An 18% value-added tax (IVA) applies to all sales transactions. The tax is predicted to fall to 17% in 1998.

                               RECENT DEVELOPMENTS

CONVERTIBLE DEBENTURES AND WARRANTS

         On February 3, 1997, the Company issued $1,500,000 aggregate principal amount of 7% Convertible Debentures due February 3, 2000 (the "Debentures") and Warrants to purchase an aggregate of 100,000 shares of the Company's Common Stock at any time or from time to time on or before February 2, 2002, at an exercise price of $5.00 per share, subject to adjustment.

         The Debentures. Interest on the outstanding principal amount of the Debentures is compounded annually and payable on a semi-annual basis commencing six months from the issue date. In lieu of cash interest payment, the holders of the Debentures (each a "Holder," collectively the "Holders") may require the Company to issue shares of its Common Stock or a combination of Common Stock and cash as payment of the interest then due and payable. If the Holder elects to receive all or a portion of the Common Stock, the Company shall issue to the Holder such number of fully paid and non-assessable shares of Common Stock as shall have an aggregate average closing bid price (as reported by NASDAQ) for the five (5) consecutive trading days ending on the trading day prior to the date such interest is payable, equal in amount to the interest which the Holder has elected to receive in kind.

         The Debentures are convertible, at the option of the Holders, into shares of Common Stock at any time prior to maturity at a conversion price of each share of Common Stock equal to the lesser of (i) the average closing price (as reported by NASDAQ) of the Company's Common Stock for the five (5) consecutive trading days ending on January 31, 1997 or, (ii) eighty-three percent (83%) of the average closing bid price (as reported by NASDAQ) of the Company's Common Stock for the five (5) consecutive trading days ending on the trading day immediately preceding the conversion date. Notwithstanding the foregoing, in the event that the closing bid price (as reported by NASDAQ) of the Company's Common Stock for ten (10) consecutive trading days is equal to, or less than $2.25 (as adjusted for stock splits, combinations and similar recapitalizations affecting the Common Stock), the Company may, on one and only one occasion, suspend the Holders' ability to convert any part of the outstanding Debentures for a period not to exceed forty-five (45) days.

         The Company is entitled to prepay the entire amount of the Debentures or any portion thereof, at any time or from time to time, upon not less than ten
(10) (nor more than twenty (20) days' prior written notice. The prepayment price shall equal One Hundred Seventeen Percent (117%) of the principal amount to be prepaid plus all accrued and unpaid interest. Any such prepayment shall be made pro rata among each of the Debentures in proportion to the original principal amount thereof.

         The obligation of the Company to pay the principal of and interest in this Debenture, and to discharge all its other obligations thereunder, are subordinate and junior in right of payment, to (x) all obligations of the Company to commercial banks for borrowed money, (y) all obligations of the Company to commercials banks under guarantees by the Company of obligations of wholly-owned subsidiaries of the Company to commercial banks for borrowed money, in each case, whether such obligations are outstanding at the date of the Debentures or created or incurred after the date of the Debentures but prior to the maturity of the Debentures and (z) all obligations of the Company to holders of the Company's indebtedness issued in connection with one or more underwritten public offerings by the Company.

         The Series A Warrants. The Series A Warrants represent the right to purchase an aggregate of one hundred thousand shares of Common Stock of the Company at any time, or from time to time, on or before February 2, 2002 for the exercise price of five dollars ($5.00) per share, subject to certain adjustments in the exercise price or the number of Warrant shares.

ACQUISITION OF RESETEL

         On May 7,1996, the Company acquired all issued and outstanding shares of Resetel, in exchange for 1,250,000 shares of Common Stock of the Company issued to the shareholders of Resetel pursuant to a stock purchase agreement dated May 7, 1996.


ACQUISITION OF HEWSTER, S.A. AND MERGER OF HEWSTER INTO HSI

         On July 31,1996, the Company's wholly-owned subsidiary, HSI, acquired 99% of all issued and outstanding common stock of Hewster, S.A., a Chilean corporation ("Hewster") controlled by Hernan Streeter Rios, the Company's former President and Chairman of the Board. On September 2, 1996, the Company acquired the remaining 1% of the issued and outstanding shares of Hewster from Hernan Streeter Rios. Hewster was subsequently merged into HSI. The purpose of the merger of Hewster into HSI was to consolidate Hewster's strong revenue base and existing contracts to enhance the operation of HSI.


EMPLOYEES

         As of March 28, 1997, the Company had 50 full-time employees, of which approximately 23 are in administration, 20 are in operations and 7 are in sales and marketing. The Company's employees are not represented by any labor union. The Company believes that relations with its employees are good.


ITEM 2.   DESCRIPTION OF PROPERTIES

         The Company's corporate offices are located at 1221 Brickell Avenue, Miami, Florida. These offices are occupied under a lease that expires in December 1997. The Company's offices in Santiago, Chile are occupied under a lease which expires in October 1997, at a rent of approximately $8,000 per month. The Company is currently seeking alternative facilities for its operation in Chile, and believes that such facilities can be obtained without unreasonable effort or additional expense. The Company also occupies office space at a separate location in Santiago under a lease which expires in March 2007. This lease provides that the Company will purchase the property by no later than the expiration date of the lease term. The Company intends to renegotiate the lease to extend the lease term and eliminate its obligation to purchase the property. The Company's offices in Lima, Peru are occupied under a three year lease terminating on October 15, 1999 at a rent of approximately $3,500 per month. The Company believes that its current facilities, together with other contiguous rental space, are adequate to provide for its current needs and that its current facilities and planned lease of replacement facilities in Chile will be adequate for its current and anticipated needs and anticipated growth.

ITEM 3.   LEGAL PROCEEDINGS

         The Company is from time to time involved in litigation incidental to the conduct of its business. There is no pending legal proceeding to which the Company is a party which, in the opinion of the Company's management, is likely to have a material adverse effect on the Company's business, financial condition or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Common Stock was traded in the over-the-counter market and quoted on the OTC Bulletin Board between June 1994 and November 1996. In November 1996, the Common Stock began trading in the NASDAQ Small Cap market. The Common Stock is currently quoted under the symbol "ICCA." Prior to October 6, 1994, the Common Stock was quoted under the symbol "TDGI". As of March 23, 1997, there were 202 holders of record of the Common Stock. On March 28, 1997, the closing price of the Common Stock as reported on the NASDAQ Small Cap Market was $2.25. The following table sets forth, for the periods indicated, the high and low bid price for the Common Stock. The quotations do not include retail markups, markdowns or commissions.


     Period                                               High       Low
     ------                                               ----       ---
     First Quarter 1995.......................           $4.50      $2.00

     Second Quarter 1995......................            3.50       1.00

     Third Quarter 1995.......................            2.25       0.50

     Fourth Quarter 1995......................            2.38       0.50

     First Quarter 1996.......................            3.38       0.94

     Second Quarter 1996......................            7.12       3.00

     Third Quarter 1996.......................            5.88       4.25

     Fourth Quarter 1996......................            5.13       2.13




DIVIDEND POLICY

         The Company has not declared or paid, and does not presently anticipate declaring or paying in the foreseeable future, any cash dividends on the outstanding Common Stock. The Company currently intends to retain any future earnings to finance the Company's operations and growth. In addition, the Company's ability to declare and pay cash dividends is affected, in part, by the ability of the Company's present and future subsidiaries to declare and pay dividends or otherwise transfer funds to the Company since the Company conducts substantially all of its operations through its subsidiaries.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         [PW TO PROVIDE]

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto. Throughout this section, InterAmericas Communications Corporation ("ICCA"), Hewster-Chile, S.A. ("Hewster"), VISAT Telecomunicaciones, S.A. ("VISAT") and Red de Servicios Empresariales de Telecomunicaciones ("RESETEL") are collectively referred to as the "Company".

     Except for the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from such forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, uncertainty as to sufficiency of funds, management of the business, technological changes, global economic factors, successful development of telecommunications network and other factors.


OVERVIEW

     During 1996 the Company concentrated its efforts on continuing the development and marketing of its telecommunications network in Chile, initiating the construction of its network in Peru, and arranging for the financing of its ongoing business development.

     In November, 1996, the Company recruited a new Chairman and Chief Executive Officer, Patricio Northland, in order to improve the management of its existing operations and accelerate the Company's strategy to develop and acquire additional telecommunications operations in markets throughout Latin America. Born in Chile, Mr. Northland is a U.S. citizen who brings to the Company extensive relationships with telecommunications carriers and potential customers throughout Latin America. In 1991, Mr. Northland founded AmericaTel Corporation, a Miami based international telecommunications carrier, and, in 1992, Mr. Northland successfully completed a joint venture agreement between AmericaTel Corporation and Entel, Chile's major long distance carrier. Under Mr. Northland's leadership, AmericaTel Corporation grew to provide satellite based voice, data and fax telecommunications services to corporate customers in eleven Latin American nations. In 1996, Mr. Northland sold his interest in AmericaTel Corporation to Entel.

     Prior to his development of AmericaTel, Mr. Northland spent seven years as a marketing executive for IntelSat and PanAmSat, and three years as a telecommunications network engineer for COMSAT and Northrop.

     Mr. Northland is now taking steps intended to strengthen the marketing of the Company's Chilean products and services and to accelerate the roll-out of the Company's operations in Lima, Peru. In addition, Mr. Northland is actively negotiating potential acquisitions in accordance with the Company's strategy to develop an integrated network connecting markets throughout Latin America and the United States, although no definitive agreements have been entered into to date.

     Mr. Northland plans to further strengthen the Company's management through the recruitment of a highly experienced Chief Financial Officer and additional corporate personnel to be based in Miami.

This staff will provide both oversight of Latin American operations as well as treasury and investor relations functions.


RESULTS OF OPERATIONS

     The Consolidated Statement of Operations reflects a net loss of $4,676,000 for the year ended December 31, 1996. Losses are attributable primarily to selling, general and administrative expenses incurred in the Company's operations in Chile and Peru, as well as corporate expenses including legal and accounting expenses related to the Company's business development activities. The Company expects that it will continue to incur losses from operations during 1997. The Consolidated Balance Sheet dated December 30, 1996 reflects and accumulated deficit of ($10,151,000).

     The Company's Chilean subsidiary, Hewster, is currently focusing on marketing voice and data private circuit connections, including Internet connections, to corporate customers in Santiago. These activities are conducted through direct sales, a co-marketing agreement with a long distance carrier and marketing relationships with internet service providers ("ISPs"). In addition, Hewster is offering its corporate customers the systems integration services acquired in Hewster, S.A. These services include Local Area Network ("LAN") design, equipment sales, installation and maintenance services. In Peru, the Company's subsidiary, Resetel, is continuing to expand its fiber-optic network throughout downtown Lima. Resetel began providing services to its first corporate customers in February 1997. The
Company's revenue for the year ended December 31, 1996 was $652,000 as compared to $224,000 for the year ended December 31, 1995. The growth in revenues was attributable to the Company's acquisition of Hewster, S.A. and its systems integration consulting business and the initial marketing of the Company's Santiago fiber-optic network services.

     The selling, general and administrative expenses of the Company for the year ended December 31, 1996 were $4,051,000 as compared to $1,918,000 for the year ended December 31, 1995. The increase in expenses was due to the increase in the number of employees of Hewster, the initiation of Resetel's network construction and marketing operations in Peru, and legal and general corporate expenses relating to corporate financing and business development activities.

     During 1997 the Company will continue to focus on expanding its Chilean customer base, developing and marketing its Peruvian network, and executing the acquisition of complementary telecommunications networks in additional Latin American markets, as and if available.


LIQUIDITY AND CAPITAL RESOURCES

     The business of the Company requires substantial continuing capital investment to complete the construction and development of its telecommunications networks and services. Although the Company has been able to obtain debt and equity financing to date, there can be no assurance that sufficient additional financing will continue to be available in the future, nor that it will be available on terms acceptable to the Company. The failure to obtain such financing would have a material adverse effect on the Company's business and prospects.

     The Company received net proceeds of approximately $1.1 million in connection with a private placement of Common Stock during March 1996 and $6.6 million in a private placement of Common Stock during June 1996. A significant portion of these funds have been allocated to finance ongoing operating, administrative and business development activities of the Company and to pay debt which accrued from these activities. In addition, $1.5 million of these funds have been utilized to acquire Hewster, S.A. (See "Recent Developments - Acquisition of Hewster, S.A.) and approximately $1.45 million in proceeds were used for capital expenditures.

     On February 3, 1997, the Company issued $1,500,000 aggregate principal amount of its 7% Convertible Debentures due February 3, 2000 (the "Debentures"). The proceeds were used to finance the operating and administrative expenses of the Company and construction of the Resetel Network. Interest on the outstanding principal amount of the Debentures is compounded annually and payable on a semi-annual basis commencing six months from the issue date. In lieu of cash interest payment, the holders of the Debentures (each a "Holder", collectively the "Holders") may require the Company to issue shares of its Common Stock or a combination of Common Stock and cash as payment the interest then due and payable. If the Holder elects to receive all or a portion of the Common Stock, the Company is required to issue to the Holder such number of fully paid and non-assessable shares of Common Stock as shall have an aggregate average closing bid price (as reported by Nasdaq) for the five (5) consecutive trading days ending on the trading day prior to the date such interest is payable, equal in the amount to the interest which the Holder has elected to receive in kind.

     The Debentures are convertible, at the option of the Holders, into shares of Common Stock at any time prior to maturity at a conversion price for each share of Common Stock equal to the lesser of: (i) the average closing price (as reported by the Nasdaq Small Capital Market) of the Company's Common Stock for the five (5) consecutive trading days ending on the trading day immediately preceding January 31, 2000, (the "Fixed Conversion Price") or, (ii) eighty-three percent (83%) of the average closing bid price (as reported by the Nasdaq Small Capital Market) of the Company's Common Stock for the five (5) consecutive trading days ending on the trading day immediately preceding the conversion date. Notwithstanding the foregoing, in the event that the closing bid price (as reported by Nasdaq) of the Company's common Stock for ten (10) consecutive trading days is equal to, or less than $2.25 (as adjusted for stock splits, combinations and similar recapitalizations affecting the Common Stock), the Company may, on one and only one occasion, suspend the Holders' ability to convert any part of the outstanding Debentures for a period not to exceed forty-five (45) days.

     The Company is entitled to prepay the entire amount of the Debentures or any portion thereof, at any time or from time to time, upon not less than ten
(10) nor more than twenty (20) days' prior written notice. The prepayment price is equal to One Hundred Seventeen Percent (117%) of the principal amount to be prepaid plus all accrued and unpaid interest. Any such prepayment is required to be made pro rata among each of the Debentures in proportion to the original principal amount thereof.

     The obligation of the Company to pay the principal of an interest in the Debentures, and to discharge all its other obligations thereunder, are subordinate and junior in right of payment, to (x) all obligations of the Company to commercial banks for borrowed money, (y) all obligations of the Company to commercial banks under guarantees by the Company of obligations of wholly-owned subsidiaries of the Company to commercial banks for borrowed money, in each case, whether such obligations are outstanding at the date of the Debentures or created or incurred after the date of the Debentures but prior to the maturity of the Debentures and (z) all obligations of the Company to holders of the Company's indebtedness issued in connection with one or more underwritten public offerings by the Company.

     The Company estimates that it will need approximately $23 million in additional debt and/or equity financing to (i) fully develop its fiber-optic network and expand its customer base in Chile, (ii) complete first phase network construction and marketing in Lima, Peru, and (iii) provide sufficient working capital for its operations over the next year. There can be no assurance that the Company will be successful in obtaining all or any of this required financing. Should the Company not be able to obtain this financing in full, or in part, the Company's business and prospects would be materially adversely affected and the Company would be required to delay capital expenditures on certain projects until such financing becomes available. This, in turn, would delay the revenue streams associated with those projects until such time, if any, as such financing becomes available. The Company estimates that the present cash level would allow the Company to continue operations for approximately one month, although no assurance can be given in this regard.

OPERATING ACTIVITIES

     Cash used by operating activities was $3,934,000 for the year ended December 31, 1996 as compared to $2,150,000 for the year ended December 31, 1995. The cash flow used by operating activities is utilized for operational, administrative and business development expenses incurred prior to the generation of significant revenues. The Company's Chilean subsidiary, Hewster, has substantially completed its core fiber-optic network, and it is now marketing that network's services to business customers in Santiago. The Company's Peruvian subsidiary, Resetel, commenced network construction operations in Lima, Peru in October 1996 and will be focused largely on continued network construction during 1997. The Company has already begun connecting customers to its Lima network, and it will continue to connect additional customers as this network expands throughout major Lima business districts.


FINANCING ACTIVITIES


     Net cash provided by financing activities during 1996 was $7,570,000. In the quarter ended March 31, 1996, this Company raised net proceeds of $1.1 million in connection with a private placement of its Common Stock and, in June 1996, the Company raised net proceeds of $6.4 million, in connection with a private placement of its Common Stock. The cash provided by financing in the same period in 1995 was $3,263,000.00.



INVESTING ACTIVITIES

     The net cash used in investing activities was $2,968,000 for the year ended December 31, 1996 and $1,170,000 for the corresponding period in 1995. In 1996, these funds were used primarily to purchase network equipment for the Hewster and Resetel networks and to purchase Hewster, S.A. The Company's Chilean fiber optic network now extends for 120 kilometers throughout downtown Santiago. The Company's Peruvian fiber optic network now extends for over 30 kilometers throughout downtown Lima.


EFFECTS OF INFLATION

     The rate of inflation in Chile has been of the lowest rates in South America for the past five years, with rates below double digit. The rate of inflation in Peru was estimated to be between 11% - 12% in 1996, and the Economist Intelligence Unit expects that it will remain in the same range during 1997. The Company does not believe that inflation had any significant impact on operations in 1996, nor does it expect that it will have any significant impact on operations throughout 1997.

ITEM 7.   FINANCIAL STATEMENTS Page [PW TO PROVIDE] Number

                                                                              Page
                                                                             Number
                                                                             ------
Financial Statements:
         Report of Independent Certified
         Public Accountant                                                   F - 1

         Consolidated Balance Sheets as of
         December 31, 1996 and 1995                                          F - 2

         Consolidated Statements of Operations for the years
         ended December 31, 1996, December 31, 1995 and
         December 31, 1994                                                   F - 3

         Consolidated Statements of Stockholders' Equity for the
         years ended December 31, 1996, December 31, 1995 and
         December 31, 1994                                                   F - 4

         Consolidated Statements of Cash Flows for the years ended
         December 31, 1996, December 31, 1995 and December 31
         1994                                                                F - 5

         Notes to the Consolidated Financial Statements                      F - 6

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III


         Incorporated by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission.

                                     PART IV



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Reports on Form 8-K
         (i) The Company filed a report on Form 8-K on October 15, 1996. The Report contains statements on (A) the acquisition of Resetel, (B) the acquisition by HSI of the remaining common stock of Hewster, S.A. and
         (C) pro forma condensed consolidated financial statements of the Registrant reflecting such acquisitions.

(b)      EXHIBITS NO.              DESCRIPTION OF EXHIBIT
         ------------              ----------------------

         3.1 Articles of Incorporation of the Registrant, previously filed as an exhibit to the Registrant's Form 8-A Registration
                  Statement, filed with the SEC on November 29, 1994, and incorporated herein by reference.

         3.2 Amended and Restated Bylaw of Registrant, previously filed as an Exhibit to the Registrant's Form 8-A Registration
                  Statement, filed with the SEC on November 29, 1994, and incorporated herein by reference.

         10.1 Employment Agreement between ICCA and Patricio E. Northland dated November 4, 1996.

         10.2     Subscription Agreement dated February 3, 1997 by and between
                  NU Investments, LLC and the Registrant

         10.3     InterAmericas Communications Corporation 7% Convertible
                  Debentures Due February 3, 2000 issued to NU Investments, LLC

         10.4     Warrant to Purchase 60,000 Shares of Common Stock of
                  InterAmericas Corporation dated February 3, 1997 Issued to NU
                  Investments LLC

         10.5     Subscription Agreement dated February 3, 1997 by and Between
                  KA Investments, LDC and InterAmericas Corporation


         10.6     InterAmericas Communications Corporation 7% Convertible
                  Debentures Due February 3, 2000 issued to KA Investments, LDC

         10.7     Warrant to Purchase 40,000 Shares of Common Stock of
                  InterAmericas Communications Corporation dated February 3,
                  1997 issued to KA Investments, LDC

         10.8     Concession granted by Chilean Department of Transportation and
                  Telecommunications to HSI, dated July 19, 1991, re:
                  telecommunication services, and incorporated herein by reference


         10.9* Modification of concession granted by Chilean Department of Transportation and telecommunications to HSI, dated January
                  10, 1995 previously filed with the SEC on Form 10-KSB filed on April 15, 1996

         10.10* Modification of concession granted by Chilean Department of Transportation and telecommunications to HSI, dated February
                  3, 1995, previously filed with the SEC on Form 10-KSB filed on April 15, 1996

         10.11 Stock Purchase and Sale Agreement dated May 9, 1996 between the Company and Mayhelm, Ltd. the shareholder of Red de
                  Servicios de Telecomunicationes (Resetel) for the acquisition by the Company of all issued and outstanding shares of Resetel, previously filed as an exhibit to the Registrant's
                  Form 8-K filed with the SEC on October 15, 1996, and incorporated herein by reference

         10.12 Stock Purchase and Sale by and between the Registrant and Mayhelm Ltd., previously filed as an Exhibit on Registrant's
                  Form 8-K, filed with the SEC on October 15, 1996, and incorporated by reference

         10.13 Stock Purchase and Sale Agreement by and between Registrant and Hewster Servicios Intermedios, S.A. dated July 30, 1996, previously filed as an Exhibit to the Registrant's Form 8-K, filed with the SEC on October 15, 1996, and incorporated herein by reference

         10.14    Stock Purchase and Sale Agreement by and between Hewster
                  Servicios Intermedios, S.A. and Inverones Durna S.A. dated
                  July 30, 1996, previously filed as an Exhibit to the Registrant's Form 8-K, filed with the SEC on October 15, 1996, and incorporated herein by reference

         10.15    Stock Purchase and Sale Agreement by and between Hewster
                  Servicios Intermedios, S.A. and Santiago Boza Saavedira dated
                  July 31, 1996, previously filed as an Exhibit to the Registrant's Form 8-K, filed with the SEC on October 15, 1996, and incorporated herein by reference

         10.16 Stock Purchase and Sale Agreement by and between Registrant and Devono Company LTD. dated July 4, 1996, previously filed as an Exhibit to the Registrant's Form 8-K, filed with the SEC on October 15, 1996, and incorporated herein by reference

         27.1     Financial Data Schedule (for SEC use only)






--------

* Previously filed as an exhibit to the Registrant's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 15, 1997

                       INTERAMERICAS COMMUNICATIONS CORPORATION



                       By:  /s/ Patricio E. Northland
                          ---------------------------------
                           Patricio E. Northland, Chairman


         In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signatures                                       Title                                      Date
       ----------                                       -----                                      ----


/s/ Patricio E. Northland             President, Chairman of the Board                        April 15, 1997
----------------------------          and Chief Executive Officer (Principal
Patricio E. Northland                 Executive Officer and Principal Accounting
                                      Financial Officer)


/s/ Patricio Silva Echenique          Director                                                April 15, 1997
----------------------------
Patricio Silva Echenique

/s/ Philip Magiera                    Director                                                April 15, 1997
----------------------------
Philip Magiera

/s/ Paul A. Moore                     Director                                                April 15, 1997
----------------------------
Paul A. Moore

/s/ Douglas A. McClellan              Director                                                April 15, 1997
----------------------------
Douglas A. McClellan

/s/ George A. Cargill                 Director                                                April 15, 1997
----------------------------
George A. Cargill


InterAmericas
Communications
Corporation
Consolidated Financial Statements
For the three years ended
December 31, 1996

               Report of Independent Certified Public Accountants



To the Board of Directors and Stockholders of InterAmericas Communications Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and stockholders' equity and of cash flows present fairly, in all material respects, the financial position of InterAmericas Communications Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared on a going-concern basis. As described in Note 3 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations and has a working capital deficiency that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts, including property and equipment and intangible assets, that might be necessary should the Company be unable to continue as a going-concern.

As described in Note 10, the Company has transactions and relationships with related parties. Because of these relationships, it is possible that the terms of these transactions may not be the same as those that would result from transactions among wholly unrelated parties.


Price Waterhouse LLP
Miami, Florida
April 11, 1997

INTERAMERICAS COMMUNICATION CORPORATION
CONSOLIDATED BALANCE SEETS
(THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

--------------------------------------------------------------------------------------------


                                                                              December 31,
                                                                         -------------------
Assets                                                                      1996       1995
                                                                         --------    -------
Current assets:
   Cash and cash equivalents                                             $    723    $    57
   Accounts receivable                                                        113          8
   Other receivables                                                           97          7
   Prepaid expenses                                                           330        119
   Due from related parties                                                    26         93
   Other                                                                       38          4
                                                                         --------    -------

      Total current assets                                                  1,327        288
Property and equipment at cost, net                                         3,956      2,885
Intangible assets, net                                                      5,029      1,166

Other assets                                                                   42          8
                                                                         --------    -------

      Total assets                                                       $ 10,354    $ 4,347
                                                                         ========    =======

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable:
      Related parties                                                    $    176    $   779
      Other                                                                   539        342
   Accrued expenses                                                           674        536
   Notes payable, including $634 to related parties in 1995                    --      1,647
   Lease obligations, current                                                 114         11
   Other current liabilities                                                  171         --
                                                                         --------    -------


      Total current liabilities                                             1,674      3,315
Lease obligations, less current portion                                       248        210
Deferred income taxes                                                         152        152
                                                                         --------    -------

      Total liabilities                                                     2,074      3,677
                                                                         --------    -------

Commitments and contingencies
Stockholders' equity
   Preferred stock, $.001 par value, authorized 10,000,000
    shares, none issued
   Common stock, $.001 par value, authorized 50,000,000
    shares, 16,152,518 and 11,951,685 issued and outstanding
    in 1996 and 1995, respectively                                             16         12
   Additional paid in capital                                              18,493      6,153
   Accumulated deficit                                                    (10,151)    (5,525)
   Cumulative translation adjustments                                         (78)        30
                                                                         --------    -------

      Total stockholders' equity                                            8,280        670
                                                                         --------    -------

      Total liabilities and stockholders' equity                         $ 10,354    $ 4,347
                                                                         ========    =======

The accompanying notes are an integral part of these consolidated financial statements.

INTERAMERICAS COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)


---------------------------------------------------------------------------
                                                   Year ended
                                                  December 31,
                                     1996             1995            1994
                                 ------------    -----------    -----------
Sales                            $        652    $       224    $        34
Cost of sales                             958            804            163
                                 ------------    -----------    -----------


Gross profit (loss)                      (306)          (580)          (129)

Selling, general and
 administrative expenses                4,051          1,918          2,044
                                 ------------    -----------    -----------


Loss from operations                   (4,357)        (2,498)        (2,173)

Interest income                            80             10              1
Interest expense                         (246)          (319)          (313)
Other                                    (103)           (66)           (46)
                                 ------------    -----------    -----------


Net loss                         $     (4,626)   $    (2,873)   $    (2,531)
                                 ============    ===========    ===========


Net loss per share               $       (.31)   $      (.31)   $     (1.30)
                                 ============    ===========    ===========


Weighted average common
 shares outstanding                14,795,660      9,407,000      1,952,000
                                 ============    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

INTERAMERICAS COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

-------------------------------------------------------------------------------------------------------------------------
                                                            Additional                 Cumulative
                                         Common Stock        Paid-in       Accumulated Translation      Accrued
                                      Shares      Amount     Capital         Deficit   Adjustments   Distributions   Total

Balances at
   December 31, 1993                   19,302      $--      $   676      $   (121)      $ (80)          $--       $   475
Recapitalization of
   HSI shares and other               331,008       --          488            --          --            --           488
Common stock issued in
   private placements                 315,714       --        1,002            --          --            --         1,002
Conversion of debt                  4,500,000        5          197            --          --            --           202
Issuance of notes payable
   for purchase of common
   stock of HSI                            --       --           --            --          --        (6,088)       (6,088)
Stock issued for consulting
   services                         1,150,000        1          274            --          --            --           275
Currency translation
   adjustment                              --       --           --            --          66            --            66
Net loss                                   --       --           --        (2,531)         --            --        (2,531)
                                   ==========      ===      =======      ========       =====       =====         =======

Balances at
   December 31, 1994                6,316,024        6        2,637        (2,652)        (14)       (6,088)       (6,111)
Common stock issued in
   private placements                 635,761        1        1,962            --          --            --         1,963
Conversion of debt                  4,888,900        5        1,126            --          --         6,088         7,219
Stock issued for acquisitions         111,000       --          400            --          --            --           400
Imputed interest on related
   party notes                             --       --           16            --          --            --            16
Stock option grants                        --       --           12            --          --            --            12
Currency translation
   adjustment                              --       --           --            --          44            --            44
Net loss                                   --       --           --        (2,873)         --            --        (2,873)
                                   ==========      ===      =======      ========       =====       =====         =======

Balances at
   December 31, 1995               11,951,685       12        6,153        (5,525)         30            --           670
Common stock issued in
   private placements               1,939,042        2        7,430            --          --            --         7,432
Conversion of debt                  1,011,791        1        1,985            --          --            --         1,986
Stock issued for acquisitions       1,250,000        1        2,812            --          --            --         2,813
Imputed interest on related
   party notes                             --       --           40            --          --            --            40
Stock option grants                        --       --           73            --          --            --            73
Currency translation
   adjustment                              --       --           --            --        (108)           --          (108)
Net loss                                   --       --           --        (4,626)         --            --        (4,626)
                                   ==========      ===      =======      ========       =====       =====         =======

Balances at
   December 31, 1996               16,152,518      $16      $18,493      $(10,151)      $ (78)      $    --       $ 8,280
                                   ==========      ===      =======      ========       =====       =====         =======


The accompanying notes are an integral part of these consolidated financial statements.

INTERAMERICAS COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

-----------------------------------------------------------------------------------------------------------
                                                                                    Year ended
                                                                                   December 31,
                                                                         1996          1995          1994
Cash flows from operating activities:
    Net loss                                                           $(4,626)      $(2,873)      $(2,531)
    Adjustments to reconcile net loss to cash
     used in operating activities
      Amortization and depreciation expense                                706           396            76
      Services exchanged for common stock                                   73            12           275
      Interest converted to equity                                          49           183            --
      Changes in assets and liabilities:
        (Increase) in accounts receivable                                 (105)          (70)           (9)
        (Increase) in accounts receivable - related parties                (73)           --            --
        (Increase) decrease in prepaid expenses                           (217)          167          (221)
        (Increase) decrease in other current assets                         93            35           304
        (Increase) decrease in other assets                                (53)           76           (69)
        Increase in accounts payable                                       401           402           622
        (Decrease) increase in accounts payable - related parties         (491)          (66)          112
        Increase (decrease) in accrued expenses                            138          (406)          941
        Increase in other current liabilities                              171            --            11
        (Decrease) in deferred taxes                                        --            (6)           --
                                                                       -------       -------       -------

          Cash used in operating activities                             (3,934)       (2,150)         (489)
Cash flows from investing activities:
    Purchase of property and equipment                                  (1,453)         (720)       (1,849)
    Acquisition of Visat                                                    --          (450)         (200)
    Acquisition of Hewster                                              (1,515)           --            --
                                                                       -------       -------       -------

          Cash used in investing activities                             (2,968)       (1,170)       (2,049)
                                                                       -------       -------       -------

Cash flows from financing activities:
    Issuance of common stock                                             7,432         1,963         1,490
    (Repayments) additions to notes payable                             (1,063)          893         1,067
    Additions to notes payable to related party                          1,232           407            92
    Payments under leasing obligations                                     (31)           --            --
                                                                       -------       -------       -------

          Cash provided by financing activities                          7,570         3,263         2,649
                                                                       -------       -------       -------

Net increase (decrease) in cash and cash equivalents                       668           (57)          111
Effect of exchange rate changes on cash                                     (2)           --            --
Cash and cash equivalents at beginning of year                              57           114             3
                                                                       -------       -------       -------

Cash and cash equivalents at end of year                               $   723       $    57       $   114
                                                                       =======       =======       =======


The accompanying notes are an integral part of these consolidated financial statements.

INTERAMERICAS COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

1.       Organization and Business

         InterAmericas Communications Corporation ("the Company") is a provider of telecommunications services over a fiber optic network in Santiago, Chile, and, through its subsidiaries, holds international long distance services and satellite communication concessions and licenses. The Company is currently integrating the Santiago fiber-loop and satellite station. During 1996 the Company acquired a telecommunications concession in Peru and commenced operations in Lima. The Company operates in Chile as Hewster Chile, S.A. ("Hewster") and VISAT S.A. ("Visat") and in Peru as Red de Servicios de Telecomunicaciones, S.A. ("Resetel"). During the three years ended December 31, 1996, the Company has only generated revenues from Hewster.

         The Company is the successor to Theodore Games, Inc. ("TGI"), a "public shell," which acquired Hewster Servicios Intermedios, S.A. ("HSI") on July 15, 1994 (Note 4). The acquisition of HSI was treated for accounting purposes as a reverse acquisition as if HSI acquired TGI; accordingly, the historical financial statements are those of HSI. TGI was originally incorporated in the State of Nevada in 1989 for the purpose of marketing a copyrighted board game. On June 28, 1994, the stockholders of TGI approved a 7.025 to 1 reverse stock split, which resulted in the reduction of outstanding shares of common stock from 1,405,000 shares, par value $.001 to 200,000 shares, par value $.001. On July 15, 1994, Maroon Bells Capital Partners, Inc. ("MBCP") acquired from TGI's stockholders, 150,000 shares of common stock of TGI representing 75% of the issued and outstanding stock of TGI for $90,000. Effective July 31, 1994, the Company sold its board game business. In September 1994, HSI acquired Visat S.A. (Note 4). Effective October 5, 1994, TGI changed its state of incorporation from Nevada to Texas and its name to InterAmericas Communications Corporation.

         During the three years ended December 31, 1996 the Company concentrated its efforts on the installation of fiber optic cable, raising capital and acquiring rights to erect and operate satellite earth stations. The Company has developed a long-term financial plan to address future cash flow needs which contemplates significant debt and equity financings (Note 3).


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of significant accounting policies applied in the accompanying consolidated financial statements follows:

         ACCOUNTING ESTIMATES
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INTERAMERICAS COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------


        The future recoverability of its investments is contingent upon the Company's ability to complete its construction of fiber optic networks and to establish an effective marketing plan that will enable it to generate revenues in its competitive environment. Given the uncertainties surrounding these matters, as well as the Company's limited operations to date, it is not presently known whether the Company's investments in Hewster, Visat and Resetel will ultimately be recoverable. No adjustment has been recorded in the accompanying financial statements regarding the recoverability of invested amounts. The Company's continuously evaluate the recoverability of its long lived assets, and provides for impairment at the time which, in management's judgment, the asset is impaired.

        CASH AND CASH EQUIVALENTS
        The Company considers all certificates of deposit and highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

        PRINCIPLES OF CONSOLIDATION
        The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        REVENUE RECOGNITION
        Revenue is recognized as service is provided in accordance with contracts with customers.

        PROPERTY AND EQUIPMENT
        Property and equipment are recorded at cost. Maintenance and repair expenditures are expensed as incurred and expenditures for improvements which increase the expected useful lives of the assets are capitalized.

        Depreciation expense is computed using the straight line method over the estimated useful lives of the related assets.

        INTANGIBLE ASSETS
        Long-lived assets are reviewed by management for impairment whenever events or changes in circumstances indicate that the projected cash flows of related activities may not provide for cost recovery.

        Goodwill relating to the acquisition of Hewster is being amortized using the straight line method over the estimated useful life of ten years.

        Satellite transmission rights acquired in the acquisition of Visat consist of permits and concessions granted by the Chilean governmental authorities. The consolidated statement of operations for the three years ended December 31, 1996 do not reflect amortization of these rights because the Company has not yet begun the use of satellite transmission. The amortization will be calculated using the straight-line method over their estimated remaining useful lives.

INTERAMERICAS COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

        The concession acquired by Resetel, which was granted by the Peruvian governmental authorities to operate a fiber optic network in Peru, is being amortized using the straight line method over the life of the concession, which is twenty years.

        NET LOSS PER SHARE
        All share and per share data presented in the financial statements reflect the retroactive effects of the 7.025 to 1 reverse stock split which occurred on June 28, 1994. The computation of net loss per share of common stock is computed by dividing net loss for the year by the weighted average number of shares outstanding during the year. Antidilutive common stock equivalents are excluded from the calculation.

        CONTRIBUTED SERVICES
        Common stock exchanged for services and as inducements to make loans have been recorded as consulting expense or interest expense additional paid in capital at the estimated fair value of the common stock as determined by the Board of Directors of the Company.

        INCOME TAXES
        The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

        STOCK BASED COMPENSATION
        On January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 establishes a fair value based method of accounting for stock based compensation, the effect of which can either be recorded or disclosed. Upon adoption the Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25 "), and is providing proforma disclosure of net income and earnings per share as if the fair value based method prescribed by SFAS 123 had been applied in measuring compensation expense for options granted in 1996 and 1995. In accordance with APB 25 compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

        FOREIGN CURRENCY TRANSLATION
        Assets and liabilities are translated at end-of-period rates of exchange. Income, expense and cash flows are translated at weighted average rates of exchange for the period. The resulting currency translation adjustments are accumulated and reported as a component of stockholders' equity. The effect of foreign exchange rates on the consolidated statements of operations and of cash flows is not significant.

        RECLASSIFICATIONS
        Certain amounts in the 1995 financial statements were reclassified to conform with the 1996 presentation.

INTERAMERICAS COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

3.      FINANCIAL CONDITION

        The Company has developed a long-term financial plan to address future cash flow needs. The plan contemplates significant debt and equity financings to continue the development of the Chilean and Peruvian telecommunications system and for working capital. In February 1995, the Company completed a private placement equity offering which generated net proceeds of approximately $3.2 million. In March and August of 1996, the Company completed private placement equity offerings of $1.1 million and $6.4 million, respectively. These proceeds have been used to continue construction and development of the Chilean telecommunication system, acquire Visat and provide working capital. Also in 1996, the Company converted $2 million of debt to equity. The Company expects that additional financing will be obtained in the near future; however, no assurance can be given that the financing will be obtained and on reasonable terms.

        The Company has suffered recurring losses and negative cash flow from operations and has a net working capital deficiency that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


4.      ACQUISITIONS

        ACQUISITION OF HSI
        On July 15, 1994, Theodore Games, Inc. ("TGI"), a public shell, now InterAmericas Communications Corporation, acquired 99.9% of the outstanding common stock of Hewster Servicios Intermedios, S.A. , a Chilean Corporation controlled by the Company's former President and Chairman of the Board. The acquisition was effected through the issuance by TGI of two notes to the major stockholders of HSI in exchange for 99.9% of the issued and outstanding common stock of HSI. One of the notes, in the amount of $3,112, was convertible into 2.3 million shares of common stock of the Company and the second note, in the amount of $6,088, was convertible into 4.5 million shares. This $6,088 convertible note was recorded at December 31, 1994 as a liability and as a reduction of stockholders' equity as "accrued distribution ". Effective September 30, 1994, the first note was converted and effective June 30, 1995 the second note was converted. The former holders of the notes are currently directors of the Company.

        The acquistion of HSI was accounted for as a reverse acquisition, resulting in HSI acquiring the Company, for accounting purposes, and the recapitalization of HSI. The Company's negative net worth at the date of acquisition was $8, represented by assets of $317 and liabilities of $325. The historical stockholders' equity of HSI was restated for the equivalent number of shares of TGI's stock outstanding.

INTERAMERICAS COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

        ACQUISITION OF VISAT
        Effective September 23, 1994, the Company acquired 11 of the 20 issued and outstanding common shares of Visat for $200. Visat holds a government concession to provide intermediate telecommunication services, including the installation and operation of a network of up to 12 satellite earth stations, throughout Chile. The Company and an officer of the Company and the remaining shareholder of Visat also entered into an agreement, effective September 1994, whereby the Company and the officer of the Company agreed to acquire the 9 remaining outstanding shares of common stock of Visat for $900 ($850 for the Company and $50 for the officer), payable during 1995. During 1995, the Company paid $450 in cash and the remaining $400 was satisfied on June 30, 1995 by the issuance of 111,000 shares of common stock. Visat had no operations and no assets other than a government concession to provide intermediate telecommunication services. The acquisition is being accounted for under the purchase method of accounting. The total cost of the acquisition of Visat totaled $1,050 and is included as part of intangible assets in the accompanying consolidated balance sheet.

        ACQUISITION OF RESETEL
        Pursuan to a stock purchase agreement dated May 7, 1996, the Company acquired 100% of the issued and outstanding stock of Resetel, a Peruvian corporation, in exchange for 1,250,000 shares of Common Stock of the Company. In addition, the Company paid debts to the shareholders and others in the amount of approximately $300. The purchase price of approximately $2,819,( including $6 of capitalized acquisition costs), net of cash acquired of approximately $300, has been substantially allocated to a concession and is included as part of intangibles in the accompanying consolidated balance sheet. The acquisition has being accounted for under the purchase method of accounting. A fair value of $2.25 was assigned to each share issued to the shareholders of Resetel based on the net proceeds per share in the March 1996 private placement.

        The Company's second and third quarter financial statements reflected a purchase price for Resetel of approximately $6,000. This value was based on the share price trasacted in the June 1996 private placement. Given the significant volatility of the Company's Stock Price, and relatively "thin" market for its shares, current executive management believes the purchase price documented in the Resetel Stock Purchase Agreement of $2.8 million, which reflects the value of similar transactions, is a better indicator of purchase price. Accordingly, the Company's second and third quarter balance sheets have been restated to reflect this change.

        Resetel obtained a local carrier concession to operate a fiber-optic telecommunications network serving corporate customers in metropolitan Lima, Peru and the port city of Callao. The Company has commenced the construction and operation of the fiber-optic network in Peru.

        Effective May 7, 1996 the Company has consolidated the financial position, results of operation and cash flows of Resetel.

        ACQUISITION OF HEWSTER, S.A.
        On July 31, 1996 the Company's wholly owned subsidiary, Hewster Servicios Intermedios, S.A. acquired 99% of Hewster, S.A., a Chilean corporation controlled by the Company's former President and Chairman of the Board.

INTERAMERICAS COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

          On September 2, 1996, the Company paid $15 to the former Chairman of the Board of Directors for the acquisition of the remaining 1% of the outstanding stock of Hewster. The combined entity is operating under the name of Hewster Chile, S.A.

          The acquisition has being accounted for under the purchase method of accounting. The estimated fair value of net assets acquired amounted to approximately $183. The excess of cost over the fair value of net assets acquired in the amount of $1,332 was recorded as goodwill and is included as part of intangibles in the accompanying consolidated
          balance sheet.   Effective July 31, 1996, the Company has consolidated
          the financial position, results of operation and cash flows of Hewster.


5.        Property and Equipment

          Property and equipment consist of:


                                                                                        December 31,
                                                                                 1996              1995
        Fiber optic network                                                  $       2,868    $        2,781
        Office space - capital lease                                                   209               218
        Office equipment, including $311 in 1996                                       566               117
         ($0 in 1995) under capital leases
        Furniture and fixtures                                                          62                34
        Motor vehicles, including $13 in 1996
         ($0 in 1995) under capital leases                                             114              -
        Equipment pending installation and
         construction in progress                                                    1,021              -
               Other                                                                    56               117

                                                                                     4,896             3,267
        Less: accumulated depreciation, including

         $132 in 1996 ($9 in 1995) under capital leases                                  (940)         (382)

                                                                             $       3,956    $        2,885


INTERAMERICAS COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

6.        INTANGIBLE ASSETS

          Intangible assets consist of the following:

                                                                              December 31,

                                                                               1996               1995
        Satellite transmission rights                               $         1,166            $       1,166
        Concession                                                            2,819                        -
        Goodwill                                                              1,289                        -
                                                                              5,274                    1,166
        Less: Accumulated Amortization                                         (245)                       -
                                                                    $         5,029             $      1,166
                                                                     ==============              ===========


7.        Accrued Expenses

                                                                                        December 31,
                                                                                 1996              1995
             Accrued expenses consist of:
        Purchases of telecommunication equipment                             $         376    $           14
        Professional fees                                                               63                85
        Interest                                                                        83                80
        Salaries                                                                        14                67
        Travel                                                                          17              -
        Other                                                                          121               290

                                                                             $         674    $          536

INTERAMERICAS COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

8.        Notes Payable

          Notes payable consists of the following:

                                                                                              December 31,
                                                                                         1996           1995
          Promissory note payable to unrelated party, dated May 2,
          1995, bearing interest at 8% per annum, due May 1, 1996.
          This note is secured by the shares of common stock of HSI
          owned by the Company, the shares of VISAT owned by HSI,
          and all of the assets of HSI. As part of this note, the Company issued the note holder warrants to purchase 200,000 shares of common stock of the Company at $3.50 per share. This
          note, plus accrued interest, was paid on March 15, 1996.                          $               $1,000

          Convertible promissory note payable to Laura Investments,
          Ltd (a company wholly-owned by the former President of the
          Board), dated September 30, 1995, bearing interest at 6% per annum. This note, plus accrued interest, was converted into
          shares of common stock of the Company as described in Note 9.                                     115

          Convertible promissory note payable to Laura Investments,
          Ltd, dated December 31, 1995, bearing interest at 6% per
          annum. This note, plus accrued interest, was converted into shares of common stock of the Company as described in
          Note 9.                                                                                           284

          Unsecured promissory note payable on demand, dated
          November 8, 1994, bearing interest at 6% per annum
          through June 30, 1995, and the lesser of 12% or the
          highest rate allowed by applicable law, thereafter. This
          note, plus accrued interest, was converted into shares of
          common stock of the Company as described in Note 9.                                               35

          Notes payable to MBCP: On June 1, 1994 MPCB
          loaned the Company $300 pursuant to a convertible
          secured promissory note.  MBCP assigned the note as
          described in Note 10.  The note bears interest at 8% per
          annum and is due June 30, 1996. A portion of the note
          ($100) was converted into 1.7 million shares of
          common stock of the Company on September 23, 1994
          upon the completion of the HSI acquisition. The remaining
          $200, plus accrued interest, was converted into shares
          of common stock as described in Note 9.                                                           200

          Other notes payable                                                                               13

                                                                                                            $ $1,647


INTERAMERICAS COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

       On July 8, 1994 the Company borrowed $1,000 through bridge loan financings from Cabelex Electronique, Ltd. and Teleport Chile, Inc. The bridge loans bear interest at 7% per annum and are due June 1, 1996. As an inducement to make the loans, the Company also issued an aggregate of 500,000 shares of restricted common stock valued at $.20 per share.

       Cabelex Electronique, Ltd. transferred its interest in the $1,000 bridge loan described above to Teleport and the outstanding principal plus accrued interest at July 1, 1995, of $781 was converted into 388,900 shares of common stock and the Company issued to Teleport warrants to purchase 388,900 shares of common stock at $3.00 per share, which was no less the fair market value of the common shares as determined by the Board of Directors. The Company attributed no value to the warrants given the financial condition of the Company at the time.

       In 1996, several loans from related parties were converted to shares of the Company's common stock in accordance with the respective loan agreements, as follows:

                                                                  Interest Conversion   Conversion      Shares
                                 Principal  Interest  Loan Date   Rate      Date        Price        Issued
                                 -----------------------------------------------------------------------------
        Laura Investments:
        Convertible promissory
         note payable            $    115               9/30/95      6%    3/31/96         $    1.87    61,499
        Convertible promissory
         note payable                 284              12/31/95      6%    3/31/96              1.96    144,770
        Convertible promissory
         note payable               1,233               3/31/96      6%    3/31/96              1.96    628,980
        Interest on promissory note-
         9/30/95                             $   3                                              1.87     1,865
        Interest on promissory note-
         9/30/95                                 4                                              1.96     2,171

        MBCP:
        Convertible note payable $    200                7/1/94      8%    3/1/96            $  2.25    88,888
        Ted Swindells note payable     35               11/8/94      6%    1/1/96               1.75    20,000
        Accounts payable               81               Various      0%    3/1/96               1.75    46,515
        Interest on notes payable                 $   30                                        1.75    17,103
                                                                                                     ---------

                                                                                                     1,011,791
                                                                                                     =========



     9.      Stockholders' Equity

        Stock Options
        In anticipation of the HSI acquisition, the Board of Directors granted, in 1994, stock options to three key executives to each purchase 100,000 shares of common stock at a purchase price of $.35 per share, which was no less than the estimated fair value of the common shares as determined by the Board of Directors. The options are fully vested and expire in 2004. Subsequently, of the three, two key executives terminated their relationship with the Company and 200,000 options were cancelled.

INTERAMERICAS COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

        Under the terms of employment agreements dated August 1, 1994, three key executives were granted options to purchase 350,000, 250,000, and 135,000 shares of common stock, respectively, all at $2.50 per share, which was no less than the estimated fair value of the common shares as determined by the Board of Directors. Subsequently, two key executives terminated their relationship with the Company and 600,000 of the options were cancelled.

        On August 1, 1994, the Board of Directors granted one employee options to purchase 65,000 shares of common stock and another employee options to purchase 15,000 shares of common stock at a purchase price of $2.50 per share, which was no less than the fair value of the common shares as determined by the Board of Directors. Options to purchase 50,000 shares of common stock vest monthly over a three year period and expire on July 31, 2004. The remaining options to purchase 30,000 shares of common stock vest immediately on the date of grant.

        On August 1, 1994, for serving on the Board of Directors, options were granted to each of the four directors to purchase 50,000 shares of common stock at a purchase price of $2.50 per share, which was no less than the fair value of the common shares as determined by the Board of Directors. In addition, each director who served on a committee also received options to purchase an additional 15,000 shares at $2.50 per
        share.   Six directors serving on a committee received a total of
        90,000 options to purchase 90,000 shares of common stock. The options vested immediately on the date of grant.

        Effective in September 1994, the Board of Directors and a majority of the stockholders of the Company approved a Long-term Incentive Plan (the "Plan") for key employees. The Plan authorizes grants of incentive stock options, non-qualified stock options and stock equivalents. On December 19, 1995, the Board of Directors approved a stock option plan for directors for the years 1995 and 1996. Under this plan the Board, in 1995, granted to each director options to purchase 10,000 shares and to certain directors additional options were given to purchase from 90,000 to 150,000 shares of common stock of the Company at a price based upon the preceding ten day moving average of the closing price of the stock at December 19, 1995, which was $1.96 per share. The total number of options granted in 1995 was 840,000 options.

        On December 19, 1995, the Board of Directors approved the issuance to outside consultants options to acquire 120,000 shares of common stock of the Company at a price based upon the preceding ten day moving average of the closing price of the stock at December 19, 1995, which was $1.96 per share. The related estimated fair market value of these options ($12) was expensed in 1995.

        On March 14, 1996, the Board of Directors granted to five directors and an underwriter options to purchase 925,000 and 100,000 shares of common stock respectively at a purchase price of $2.25 per share which was not less than the fair value of the common shares as determined by the Board of Directors. The Board also granted options to acquire 35,000 shares of common stock to an outside consultant. The option price of $2.35 per share was based upon the stock's trading price from the private placement in February 1996. The related fair value of these options of $73 is included as part of general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 1996.

INTERAMERICAS COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

        On November 13, 1996, the Board of Directors granted an option to the Chief Executive Officer to acquire 1,000,000 shares of common stock at a purchase price based on the average closing price of the first fifteen calendar days after the date of issue. The option vests over a two year period and expires in ten years.

        Private Placements
        In October 1994, the Company commenced a private offering of its common stock. The Company issued 315,714 shares of common stock and raised $1.1 million prior to December 31, 1994. In early 1995, the Company closed the private placement, having issued a total of 951,476 shares of common stock and raised a total of $3.0 million, net of expenses of $260.

        In February 1996, the Company commenced a private offering of its common stock. The Company issued 500,000 shares of common stock and raised $1.12 million through March 31, 1996, net of expenses of $80.

        In June 1996, the Company commenced a private offering of its common stock. The Company issued 1,439,000 shares of common stock and raised $6.4 million through August 1996, net of expenses of $520.


     10.     Related Party Transactions

        Pursuant to a consulting agreement with MBCP and other consultants, as amended on June 5, 1994, the Company issued 1,150,000 shares of common stock as consideration for contributed advisory services in connection with the recapitalization of HSI described in Note 4. These shares were valued at $.25 per share by the Board of Directors. The Company has also paid MBCP $25 and issued warrants to purchase 75,000 shares of common stock at $.25 per share in connection with services rendered in connection with the bridge loans totalling $1,000 described in Note
        4. Included in general and administrative expenses at December 31, 1994 are approximately $300 relating to this compensation.

        On July 12, 1994, the Company entered into an agreement with MBCP, amended October 13, 1994, which provides that MBCP will perform certain financial advisory services for the Company for a fee of $10 per month up to a maximum of $50 per month. The term of the agreement was for twelve months. The amounts expensed relating to this agreement were $100 and $60 in 1995 and 1994, respectively.

        Pursuant to the terms of the MBCP Note (Note 8), MBCP was to receive 1,700,000 shares of common stock of the Company in connection with the partial conversion of the Note in the amount of $100.

        Pursuant to the terms of an agreement dated March 28, 1997, the Company accrued $240 for consulting services provided by MBCP for the year ended December 31, 1996.

   In 1996, the Company purchased $493 in equipment where by MBCP acted as a broker.

INTERAMERICAS COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

        The Company purchased approximately $172, $205 and $946 of certain telecommunication equipment in 1996, 1995 and 1994, respectively, from Telectronic, S.A. A Director of the Company is a founder and general manager of Telectronic, S.A. Prior to its acquisition, Hewster, S.A. provided to the Company approximately $206 in telecommunications services and $31 in communication services during 1995. The Company's former President and Chairman of the Board controlled Hewster, S.A.

        The Company has issued notes payable to related parties which are at rates below those that would have prevailed had the notes been between unrelated parties. The Company imputed additional interest to these loans in the aggregate amount of approximately $40, $16 and $0 in 1996, 1995 and 1994, respectively, based on the prevailing market interest rates. The imputed interest on the loans was credited as additional paid in capital.

        All debt converted to common stock of the Company during the three years ended December 31, 1996 was transacted with related parties (Note
        9).

        Pursuant to employment agreements, the Company paid $110,000 and $120,000 to a shareholder in 1996 and 1995, respectively, to serve as President and Chairman of the Board (Note 13).

        Other non-interest bearing balances with related parties are as follows:

        Due from related parties:

                                                                                          December 31,
                                                                                    1996             1995
        Inversiones Druma, S.A.                                                 $        10      $        45
        Former Chairman of the Board and shareholder                                     16               48

                                                                                $        26      $        93



Due to related parties:                                                               December 31,
                                                                                   1996          1995
        Hewster, S.A.                                                           $  -      $      50
        Inversiones Druma, S.A.                                                    -             118
        Telectronic, S.A.                                                          98            442
        Directors                                                                  -             38
        Shareholders                                                               16            50
        MBCP                                                                       -             81
        General Manager                                                            62            -

                                                                                $  176    $      779

INTERAMERICAS COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------


        During April and May, 1996, the Company borrowed an aggregate of $173 from Laura Investments, Ltd. (Note 8) pursuant to three
        Promissory Notes (the "Notes"). The principal sum of the Notes, together with simple interest at the rate of 6% per annum was paid on September 30, 1996. On June 21, 1996, the Company borrowed an additional $50 from Laura Investments, Ltd. pursuant to a Promissory Note. The principal sum together with simple interest at the rate of 6% was paid on July 18, 1996.

        In addition, the Company has entered into the following related party transactions:

                                                                                 December 31,
                                                                     1996            1995             1994
        Expense reimbursements to directors                    $         57     $         -      $         -
        Expense reimbursements to other shareholders                    166               -                -
        Consulting fees to directors                                     50              56                -
        Fixed asset installation and maintenance
         services provided by a company controlled
         by a shareholder                                                 -             150                -
        Interest paid to a company controlled by a
         shareholder                                                     86               -                -
        Communication services paid to a company
         controlled by a shareholder                                      -              31                -



11.     Income Taxes

        The Company is subject to federal, state and foreign income taxes but has not incurred a liability for such taxes due to losses incurred. At December 31, 1996 the Company has net tax operating loss carryforwards of approximately $3,782 for U.S. income tax purposes and approximately $4,466 for foreign income tax purposes. These carryforwards are available to offset future taxable income, if any, and expire for U.S. income tax purposes in the years 2007 through 2011 and do not expire for foreign income tax purposes. As a result of a substantial change in the Company's ownership at July 15, 1994, approximately $475 of the U.S. net operating loss carryforward is subject to an annual limitation on the amount that can be utilized.

INTERAMERICAS COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------


        The Company's deferred tax balances consist of the following:

                                                                                    December 31,
                                                                              1996                1995
        Deferred asset:
          Net operating loss carryforward                               $          2,081    $          1,036
        Deferred liability:
          Purchase accounting adjustments (VISAT)                                  (152)                (152)
                                                                        ---------------     ----------------
                                                                                  1,929                  884
        Valuation allowance                                                       1,929                 (884)
                                                                        ---------------     ----------------
                                                                        $             -     $              -
                                                                        ===============     ================


        The valuation allowance results from the uncertainty surrounding the future realization of the net operating loss carryforwards.

        The Company has not yet filed its federal and income tax returns for the year ended December 31, 1995, for which the extended due date was September 16, 1996. Because of its net operating loss position, management believes that the tax consequences of not yet filing the 1995 tax return will not have a material impact on the financial statements and related income tax disclosures.


12.     Employee Stock Option Plan

        As discussed in Note 9, the Company established in 1994 a Long-term Incentive Plan (the "Plan") for key employees. The Company applies APB 25 and related interpretations in accounting for the Plan. The policy of the Company has been to grant options under the Plan at an exercise price equal to the estimated market value of the Company's common stock at the date of the grant, except for certain grants made in 1995 for which $12 was charged to expense in that year. Has compensation costs for the Company's Plan been determined based on the fair value at the grant dates of options granted consistent with the method of SFAS 123, the Company's loss and loss per share would have been increased to the proforma amounts indicated below:

                                                                                  1996               1995
        Net loss                  As Reported                              $       (4,676)    $       (2,873)
                                  Proforma                                         (7,510)            (4,375)

        Net loss per share        As Reported                                        (.31)              (.31)
                                  Proforma                                           (.51)              (.47)

INTERAMERICAS COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

        The Company's Plan provides for the granting of non qualified stock options to officers and key employees. Under the terms of the Plan, options have a maximum term of ten years from the date of the grant. The options vesting period varies from full vesting upon issuance of options to one thirty sixth per month to the end of the option term. A summary of the Plan's activity is as follows:

                                   1996                       1995                            1994
                                   ----                       ----                            ----
                           Shares       Weighted       Shares       Weighted          Shares         Weighted
                                        Average                     Average                          Average
                                        Exercise                    Exercise                         Exercise
                                        Price                       Price                            Price
       Outstanding at
         beginning of
         year             1,565,000     $   2.97       605,000     $     2.13                 -      $       -
       Granted            2,060,000         2.52       960,000           1.96         1,405,000           2.04
       Exercised                  -            -             -              -                 -              -
       Cancelled                  -            -             -              -          (800,000)             -
                          ---------     --------     ---------     ----------         ---------      ---------
       Outstanding at
        end of year       3,625,000     $   2.67     1,565,000    $      2.97           605,000      $    2.13
                          =========     ========     =========    ===========         =========      =========
       Options
        exercisable
        at year-end       2,754,734     $   2.54     1,250,350    $      2.57           534,170      $    2.10


       The following table summarizes information about stock options outstanding at December 31, 1996:

                                       Options Outstanding        Options Exercisable
                                       -------------------     -------------------------
                                        Weighted Average
        Exercise          Number        Remaining              Number          Exercise
        Price             Outstanding   Contractual Life       Exercisable     Price
        $ .35               100,000            8                 100,000        .35
        $1.96               960,000            9                 860,000       1.96
        $2.25             1,025,000           10               1,025,000       2.25
        $2.35                35,000            8                  35,000       2.35
        $2.50               505,000            8                 401,400       2.50
        $2.81             1,000,000           10                 333,334       2.81
                          ---------      -------------         ---------
                          3,625,000            9 years         2,754,734
                          =========                            =========

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in

INTERAMERICAS COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------


        1996 and 1995: volatility of 113 percent (computed based on historical daily stock prices and considered management's best estimate), risk-free interest rates of 6.72 percent, zero dividend yield and expected lives ranging from 4 to 8 years. The fair value of options granted during 1996 and 1995 includes 2,060,000 shares at a weighted average exercise price of $2.38 in 1996 and 960,000 shares at a weighted average exercise price of $1.77 in 1995.


13.     COMMITMENTS AND CONTINGENCIES

        LEASE AGREEMENTS
        The Company entered into an operating agreement in 1993 with Metro S.A. to install and operate the Company's optical fiber telecommunication network in the tunnels, conduits and stations of lines 1 and 2 of the Santiago subway system. The Company has given Metro S.A. a $50 performance bond relating to these leases. The monthly lease rental is equivalent to 15% of the net monthly invoicing of the company for services rendered in the metropolitan region of Chile, subject to minimum amounts. The lease expires in the year 2003. In addition, the Company must pay $250 over the next two years to Metro, S.A. for the right to use their installations for the development of the optical fiber telecommunications network and they are obligated to provide certain telecommunications services to Metro, S.A.

        Effective April 8, 1996 the Company entered into a one year lease agreement by assignment from a consultant to the Company. The Company maintained its corporate office at this location until December 31, 1996. The original leaseholder has occupied this office subsequent to December 31, 1996.

        Effective December 12, 1996 the Company entered into a one year lease agreement for its corporate offices in Miami, Florida.

        The following summarizes future minimum payments under non-cancelable operating lease agreements at December 31, 1996:

        1997                                                            $      769
        1998                                                                   776
        1999                                                                   838
        2000                                                                   923
        2001                                                                 1,077
        2002-2003                                                            1,941
                                                                        ----------
                                                                        $    6,234
                                                                        ==========


        Rental expense for the leases was $508, $255 and $88 for the years ended December 31, 1996, 1995 and 1994, respectively.

INTERAMERICAS COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------


        On March 10, 1995 the Company entered into a 144 month capital lease agreement with Aetfin - Mixto, S.A. for the offices its occupies in Santiago, Chile. During 1996 the Company entered into several 12-24 month capital lease agreements for office equipment and vehicles. Its obligations under these leases, including deferred interest, are summarized as follows:

        1997                                                                 $144
        1998                                                                   82
        1999                                                                   34
        2000                                                                   34
        2001                                                                   34
        Thereafter                                                            176
                                                                             ----

                                                                              504
        Less-Amount Representing Deferred Interest                           (142)
                                                                             ----
        Present Value of Obligations Under Capital Lease                      362
        Less-Current Portion                                                 (114)
                                                                             ----
                                                                           $  248
                                                                             ====



        EMPLOYMENT AGREEMENT
        On November 13, 1996 the Board of Directors appointed a new Chairman and Chief Executive Officer. The new Chairman and Chief Executive Officer entered into an agreement with the Company through December 31, 1999. Terms of the employment and severance agreement include base salary, performance awards up to 100% of base salary, non-qualified stock option to purchase 1,000,000 shares of the Company's common stock (Note 9), a severance payment equal to 100% of base salary and 100% vesting of the options.


14.     SUPPLEMENTAL CASH FLOW INFORMATION

        Cash paid for interest was as follows:

                                             1996                    1995               1994
                                             ----                    ----               ----
        Interest                             153                      2                   35

        Supplemental schedule of noncash investing and financing activities:

        Capital lease obligations of $172, $221 and $-0- were incurred in 1996, 1995 and 1994 respectively, as a result of the Company entering into equipment leases.

        Notes payable were converted to shares of the Company's common stock in the amounts of $1,986, $7,219 and $202 in 1996, 1995 and 1994, respectively.

        In 1996, common stock was issued in connection with the acquisition of Resetel in the amount of $2,813.

INTERAMERICAS COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------


        In 1995, common stock was issued for the purchase of Visat in the amount of $400.

        In 1994, notes payable were issued in connection with the acquisition of Hewster in the amount of $6,088.


15.     SUBSEQUENT EVENTS

        CONVERTIBLE DEBENTURES AND WARRANTS

        On February 3, 1997, the Company issued $1,500 aggregate principal amount of 7% Convertible Debentures due February 3, 2000 (the "Debentures") and Warrants to purchase an aggregate of 100,000 shares of the Company's Common Stock.

        Interest on the outstanding principal amount of the Debentures is compounded annually and as payable on a semi-annual basis commencing six months from the issue date. In lieu of cash interest payment, the holders of the Debentures (each a "Holder," collectively the "Holders") may require the Company to issue shares of its Common Stock, $.001 par value per share ("Common Stock"), or a combination of Common Stock and cash as payment of the interest then due and payable. If the Holder elects to receive all or a portion of the Common Stock, the Company shall issue to the Holder such number of fully paid and non-assessable shares of Common Stock as shall have an aggregate average closing bid price (as reported in the NASDAQ Small Cap Market) for the five consecutive trading days ending on the trading day prior to the date such interest is payable, equal in amount to the interest which the Holder has elected to receive in kind.

        The Debentures are convertible, at the option of the Holder, into shares of Common Stock at any time prior to maturity at a conversion price of each share of Common Stock equal to the lesser of (i) the average closing price (as reported by the NASDAQ Small Cap Market) of the Company's Common Stock for the five consecutive trading days ending on the trading day immediately preceding the date of the Debentures (the "Fixed Conversion Price") or, (ii) 83% of the average closing bid price (as reported by The NASDAQ Small Cap Market) of the Company's Common Stock for the five consecutive trading days ending on the trading day immediately preceding the conversion date. Notwithstanding the foregoing, in the event that the closing bid price (as reported by The NASDAQ Small Cap Market) of the Company's Common Stock for ten consecutive trading days is equal to or less than $2.25 (as adjusted for stock splits, combinations and similar recapitalizations affecting the Common Stock), the Company may, on one and only one occasion, suspend the Purchaser's ability to convert any part of the outstanding Debentures for a period not to exceed 45 days.

        The Company is entitled to prepay the entire amount of the Debentures or any portion thereof, at any time or from time to time, upon not less than ten nor more than twenty days' prior written notice. The prepayment price shall equal one hundred seventeen percent (117%) of the principal amount to be prepaid plus all accrued and unpaid interest. Any such prepayment shall be made pro rata among each of the Debentures in proportion to the original principal amount thereof.

INTERAMERICAS COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

        The obligation of the Company to pay the principal of and interest in this Debenture, and to discharge all its other obligations hereunder, are subordinate and junior in right of payment, to (a) all obligations of the Company to commercial banks for borrowed money, (b) all obligations of the Company to commercial banks under guarantees by the Company of obligations of wholly-owned subsidiaries of the Company to commercial banks for borrowed money, in each case, whether such obligations are outstanding at the date of the Debentures or created or incurred after the date of the Debentures but prior to the maturity of the Debentures and (c) all obligations of the Company to holders of the Company's indebtedness issued in connection with one or more underwritten public offerings by the Company.

        The Warrants allow the grantee to purchase an aggregate of 100,000 shares of Common Stock of the Company at any time, or from time to time, on or before February 2, 2002 for the exercise price of $5.00 per share, subject to certain adjustments in the exercise price or the number of Warrant shares.