Form 10QSB
period 1997-03-31
INTERAMERICAS COMMUNICATIONS CORP
filed 1997-05-15
CIK 850629

                                   Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                   Quarterly Report Under Section 13 or 15(d)
                   Of the Securities and Exchange Act of 1934


--------------------------------------------------------------------------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION

                          PERIOD FROM _______ TO ______

                         Commission file number 0-25194


--------------------------------------------------------------------------------

                    InterAmericas Communications Corporation
               (Exact name of registrant as specified in charter)

         Texas                                               87-0464860
(State of Incorporation)                          (IRS Employee Identification)

 1221 Brickell Avenue
    Miami, Florida                                             33131
(Address of principal executive offices)                     (Zip Code)

                         Registrant's telephone number:
                                 (305) 377-6790

Indicate by check mark whether the registrant (1) filed all reports required by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period than that the registrant was required to file such reports),

               Yes   [X]            No     [ ]

   and (2) has been subject to such filing requirements for the past 90 days.

               Yes   [X]             No    [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of May 14, 1997 - 16,152,518

                 NOTE: Page 1 of 11 sequentially numbered pages

                    INTERAMERICAS COMMUNICATIONS CORPORATION
                                      INDEX


                                                                                             Page
                                                                                             ----
Part I.      Financial Information

             Item 1.     Condensed Consoldiated Financial Statements

                         Balance Sheets -- Three Months Ended March 31, 1997
                              and Year Ended December 31, 1996                                 3

                         Statements of Operations -- Three Months Ended
                              March 31, 1997 and 1996                                          4

                         Statements of Cash Flows -- Three Months Ended
                              March 31, 1997 and 1996                                          5

                         Notes to Consolidated Financial Statements                            6

             Item 2.     Management's Discussion and Analysis of Results of Operations,
                              Financial Conditions and Liquidity and Capital Resources         8

Part II.     Other Information

             Item 6.     Exhibits and Reports on Form 8-K                                     10



InterAmericas Communications Corporation
Condensed Consolidated Balance Sheets

                                                        March 31, 1997     Dec. 31, 1996
                                                          (Unaudited)        Audited
                                                        --------------     -------------
                      ASSETS

CURRENT ASSETS
      Cash and cash equivalents                            $ 1,016,070      $   723,396
      Restricted cash                                          350,000                0
      Accounts receivable                                      146,037          113,277
      Other receivables                                        131,757           96,686
      Prepaid expenses                                         491,419          329,806
      Due from related parties                                  17,000           26,424
      Other current assets                                      69,046           38,236
                                                           -----------      -----------
           TOTAL CURRENT ASSETS                              2,221,329        1,327,825

OTHER NONCURRENT ASSETS
      Property and equipment, net                            4,195,024        3,956,130
      Intangible assets, net                                 5,046,669        5,028,107
      Other assets                                              41,869           42,333
                                                           -----------      -----------

      TOTAL ASSETS                                         $11,504,891      $10,354,395
                                                           ===========      ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Bank line of credit                                  $   350,000      $         0
      Accounts payable and
           accrued expenses                                  1,305,189        1,389,647
      Lease obligations, current                               138,605          114,308
      Other current liabilities                                388,048          171,303
                                                           -----------      -----------
           TOTAL CURRENT LIABILITIES                         2,181,842        1,675,258

OTHER LIABILITIES
      Convertible debentures                                 1,500,000                0
      Lease obligations, less current portion                  452,523          248,238
      Deferred income taxes                                    156,996          152,105
                                                           -----------      -----------
           TOTAL OTHER LIABILITES                            2,109,519          400,343
                                                           -----------      -----------

      TOTAL LIABILITIES                                      4,291,361        2,075,601

STOCKHOLDERS' EQUITY
      Preferred stock, $.001 par value, authorized
           10,000,000 shares, none issued                            0                0
      Common stock, $.001 par value, authorized
           50,000,000 shares, 16,152,518 issued
           and outstanding                                      16,153           16,153
      Additional paid in capital                            18,492,957       18,492,957
      Accumulated deficit                                  (11,199,614)     (10,152,607)
      Cummulative translation adjustments                      (95,966)         (77,709)
                                                           -----------      -----------
           Total Stockholders' Equity                        7,213,530        8,278,794
                                                           -----------      -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $11,504,891      $10,354,395
                                                           ===========      ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

InterAmericas Communications Corporation
Condensed Consolidated Statements of Operations (Unaudited)

                                                              Three Months Ended March 31
                                                             ------------------------------
                                                                 1997              1996
                                                             -----------      ------------
Sales                                                        $   567,968      $     54,453

Cost of Sales                                                   (560,177)         (213,518)

Selling, general and administrative expenses                  (1,035,293)         (456,923)
                                                             -----------      ------------

      LOSS FROM OPERATIONS                                    (1,027,502)         (615,988)

Interest income and other                                         17,901            13,167

Interest expense                                                 (37,406)          (10,675)
                                                             -----------      ------------

      NET LOSS                                               $(1,047,007)     $   (613,496)
                                                             ===========      ============

      NET LOSS PER SHARE                                     $     (0.06)     $      (0.05)
                                                             ===========      ============

      WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              16,152,518        12,198,076
                                                             ===========      ============




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

InterAmericas Communications Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                      Three Months Ended March 31
                                                                     -----------------------------
                                                                         1997              1996
                                                                     -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                             $(1,047,007)      $  (510,929)
Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
           Amortization and depreciation expense                         220,002             1,672
           Changes in assets and liabilities:
               Accounts receivable                                       (32,760)          (49,199)
               Other receivables                                         (35,071)            7,000
               Prepaid expenses                                         (161,613)          (15,796)
               Due from related parties                                    9,424             3,172
               Other current assets                                      (30,810)          (16,808)
               Accounts payable and accrued expenses                     (84,458)         (648,772)
               Lease obligations, current                                 24,297                 0
               Other current liabilities                                 216,745                 0
                                                                     -----------       -----------

           NET CASH USED IN OPERATING ACTIVITIES                        (921,251)       (1,229,660)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Sale of common stock                                                     0               500
      Conversion of notes payable to equity                                    0         1,232,800
      Proceeds from credit agreements                                  1,704,285            83,142
      Capital contribution                                                     0         1,124,500
      Exchange rates                                                     (18,257)           12,498
                                                                     -----------       -----------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                   1,686,028         2,453,440
                                                                     -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITES:
      Investment in equipment and intangible assets                     (477,458)          (96,453)
      Decrease in other assets                                             5,355             5,240
                                                                     -----------       -----------
           NET CASH USED IN INVESTING ACTIVITES:                        (472,103)          (91,213)
                                                                     -----------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                292,674         1,132,567

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         723,396            57,000
                                                                     -----------       -----------

      CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 1,016,070       $ 1,189,567
                                                                     ===========       ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
      CONVERSION OF NOTES PAYABLE TO EQUITY                                            $   752,827
                                                                                       ===========
      RESTRICTED CASH RECEIVED FROM BANK LINE OF CREDIT              $   350,000
                                                                     ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          PART I FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COMPANY OVERVIEW

         InterAmericas Communications Corporation (the "Company") is a growing provider of a wide range of telecommunications services over state-of-the-art fiber optic networks in Santiago, Chile and Lima, Peru. The Company's strategy is to provide advanced telecommunications services in selected markets in Latin America, where market deregulation and high demand for access to emerging telecommunications networks and services should create significant opportunities for early market entry and expansion.

         Currently, the Company has two major wholly owned subsidiaries.

         Its Chilean subsidiary, Hewster-Chile ("Hewster"), provides business to business communication to end users and other carriers in Santiago with high quality voice and data digital communications services on a private line basis through a 120 kilometer fiber optic network. In addition, Hewster-Chile provides its customers with local and wide area network design, engineering, installation, systems integration and support services. Santiago, the capital of Chile, has a population of approximately 5.4 million people.

         Its Peruvian subsidiary, Red de Servicios Empresariales de Telecomunicaciones, S. A. ("Resetel"), intends to provide services similar to Hewster, on a private line basis through a fiber optic network in metropolitan Lima. Currently, the Company has installed approximately 30 kilometers of its fiber optic network and plans to complete the installation of another 110 kilometers of fiber optic cable by the end of 1997. Lima, and its adjacent port city of Callao, has a combined population of approximately 6.4 million people.

FORWARD-LOOKING STATEMENTS

         Certain statements set forth below constitute "forward-looking statements" within the meaning of the safe harbor statements provided under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, investors and creditors are cautioned not to place undue reliance on such forward-looking statements.

RECENT DEVELOPMENTS

         In November 1996, the Company hired Patricio E. Northland as Chairman and Chief Executive Officer. Mr. Northland, a U.S. citizen who grew up in Chile, has an extensive background in international telecommunications and a wide network of relationships in this industry throughout Latin America. On May 1, 1997, the Company hired Douglas G. Geib II as Chief Financial Officer. Mr. Geib is a former Partner with the international accounting, tax and consulting firm of Ernst & Young, LLP. Mr. Geib has extensive experience in corporate finance, mergers and acquisitions, SEC public registration statements and industry expertise in a variety of industries, including telecommunications. Terms of Mr. Geib's three year employment agreement include base salary, performance awards and non-qualified stock options to purchase 500,000 shares of the Company's common stock at $2.42 per share.

         The Company believes that the background and expertise of Mr. Northland and Mr. Geib form the essential foundation to aggressively expand the Company's current operations during the coming year.

         On May 7, 1997 the Company issued $2 million of 8% convertible debentures. This offering is in addition to a similar financing in February 1997 that raised $1.5 million. The terms and conditions of the May offering are similar to the convertible debentures that were issued in February 1997. The proceeds from the offering are being used to finance the construction of the Resetel fiber optic network, complete construction of the Hewster fiber optic network, and to pay for the administrative and operating costs of the Company.

BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements included herein have been prepared by the Company. The foregoing statements contain all adjustments, consisting only of normal recurring adjustments which are, in the opinion of the Company's management, necessary to present fairly the consolidated financial position of the Company as of March 31, 1997 and the consolidated results of its operations and its consolidated cash flows for the three months ended March 31, 1997 and 1996.

         Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 1996 audited financial statements of the Company and the notes thereto.

         The financial statements have been prepared on the going concern basis of accounting, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company has incurred operating losses since its inception while investing in the infrastructure necessary to generate material operating revenues in the future. In addition, the Company has funded a significant amount of capital expenditures over the same time period. The Company's continued funding of its operating expenses, working capital needs and capital expenditures is dependent on its ability to raise additional financing in the future. Historically, the Company has been successful in raising such funds.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITIONS, AND LIQUIDITY AND CAPITAL RESOURCES

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

         The Company's sales for the three months ended March 31, 1997 were $567,968 as compared to $54,453 for the three months ended March 31, 1996. This increase of approximately $568,000, was attributable to the acquisition of Hewster Servicios Intermedios, S.A. on July 31, 1996 (currently an operating division of Hewster), an investment in the required infrastructure necessary to drive incremental sales, and ongoing marketing of the Company's fiber optic network in Santiago.

         The Company's cost of sales for the three months ended March 31, 1997 was $560,177 as compared to $213,518 for the three months ended March 31, 1996. This increase of approximately $347,000, was attributable to added costs associated with the increase in sales discussed above. For the first quarter of 1997 the increase in cost of sales was at a slower rate than the increase in sales, as compared to the first quarter of 1996, because a greater portion of the Company's sales costs were more variable in nature during 1997.

         The Company's selling, general and administrative expenses ("SG&A") for the three months ended March 31, 1997 were $1,035,293 as compared to $456,923 for the three months ended March 31, 1996. This increase of approximately $578,000, was primarily attributable to an increase in the number of personnel at Hewster, additional marketing expenses related to the Chilean fiber optic network and corporate expenses related to financing and business development opportunities. Mr. Northland, the Company's new CEO, continues to emphasize the importance of controlling all costs, especially SG&A, even though the Company is growing rapidly. For example, such expenses for Hewster decreased from approximately $710,000 in the fourth quarter of 1996 to approximately $558,000 in the first quarter of 1997, or a decrease of $152,000. This decrease occurred despite an increase in Hewster's sales to $568,000 in the first quarter of 1997 from approximately $185,000 in the fourth quarter of 1996.

         The Company's interest expense for the three months ended March 31, 1997 was $37,406 as compared to $10,675 for the three months ended March 31, 1996. This increase of approximately $27,000, was due to additional financing costs related to the issuance of convertible debentures in February 1997.

         The Company's net loss for the three months ended March 31, 1997 was $1,047,007 as compared to $613,496 for the three months ended March 31, 1996. The increase in the Company's net loss was primarily due to the ongoing investment in the Company's infrastructure in anticipation that sales will increase in the future.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has experienced operating losses since its inception as a result of efforts to construct its network infrastructure, build its customer base, develop its systems, compensate new employees and expand into new markets. On a cost effective basis, the Company expects to continue to focus on increasing its customer base, internal resources and geographic coverage. Accordingly, the Company expects that its cost of sales, SG&A and capital expenditures will continue to increase significantly, all of which may have a negative impact on operating results for the foreseeable future. The Company expects to incur significant operating losses and to generate negative cash flows from operating and construction activities during the next several years while it further develops its business and installs and expands its fiber optic network.

         Should the Company not be able to obtain the necessary financing to further develop its operations, the Company's business and prospects would be materially adversely affected and the Company would be required to delay capital and other expenditures. This, in turn, would delay the anticipated revenue streams associated with those projects until such time, if any, that such financing becomes available. The Company estimates that its present cash level would allow the Company to continue operations for approximately three months, although no assurance can be given in this regard.

         Cash used in operating activities for the three months ended March 31, 1997 was approximately $921,000 as compared to approximately $1.2 million for the three months ended March 31, 1996. Cash used in operating activities relate primary to operational, administrative and business development expenses incurred prior to the generation of revenues.

         Cash provided by financing activities during the three months ended March 31, 1997 approximated $1.7 million and relates primarily to the proceeds received from the issuance of convertible debentures in February 1997. Cash used in investing activities during the three months ended March 31, 1997 was approximately $472,000. These funds were used primarily to expand the Company's fiber optic networks in Chile and Peru.

EFFECTS OF INFLATION

         The Company does not believe that inflation had any significant impact on operations in 1996, nor does it expect that it will have any significant impact on operations throughout 1997.

                                    PART II

                               OTHER INFORMATION

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

       (a) The exhibits listed below are filed as part of this Report.

             EXHIBIT NO.                        DESCRIPTION
             -----------        ------------------------------------------------

                10.1 Executive Employment and Severance Agreement dated April 14, 1997 between InterAmericas Corporation and Douglas G. Geib II.


                10.2 Stock Option Agreement dated May 1, 1997 between InterAmericas Communications Corporation and Douglas G. Geib II.


                10.3 Registration Rights Agreement dated May 1, 1997 between InterAmericas Communications
                                Corporation and Douglas G. Geib II.

                10.4 Securities Purchase Agreement dated May 6, 1997 between InterAmericas Communications
                                Corporation and Arcadia Importers and
                                Exporters, Inc.

                10.5 Debenture dated May 6, 1997 issued by InterAmericas Communications Corporations to Arcadia Importers and Exporters, Inc.

                10.6 Registration Rights Agreement dated May 6, 1997 between InterAmericas Communications
                                Corporation and Arcadia Importers and
                                Exporters, Inc.

                27              Financial Data Schedule (for SEC use only)

       (b) During the first quarter of 1997, the Company did not file a Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INTERAMERICAS COMMUNICATIONS CORP.


/s/ Patricio E. Northland                                       5/14/97
------------------------------------------------        ---------------
Patricio E. Northland                                   Date
President, Chairman of the Board and Chief
Executive Officer



/s/ Douglas G. Geib II                                          5/14/97
------------------------------------------------        ---------------
Douglas G. Geib II                                      Date
Chief Financial Officer