Form 10QSB
period 1997-06-30
INTERAMERICAS COMMUNICATIONS CORP
filed 1997-08-19
CIK 850629

                                 FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549
                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                 OF THE SECURITIES AND EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------
  (Mark One)

   -------
      x          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
   -------    SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 1997

                                       OR

   -------       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION
   -------           PERIOD FROM                    TO
                                 -------------------  --------------------




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

                         -------                    --------
                  Yes       x                   No
                         -------                    --------


  and (2) has been subject to such filing requirements for the past 90 days.


                         -------                    --------
                  Yes       x                   No
                         -------                    --------


State the number of shares outstanding of each of the issuer's classes of common equity, as of August 15, 1997 - 16,232,518

               NOTE: Page 1 of 13 sequentially numbered pages.

                  INTERAMERICAS COMMUNICATIONS CORPORATION

                                    INDEX

                                                                                                              PAGE
                                                                                                              ----

PART I.      FINANCIAL INFORMATION

             ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                         BALANCE SHEETS -- AS OF JUNE 30, 1997 (UNAUDITED)
                              AND DECEMBER 31, 1996 (AUDITED)                                                  3

                         STATEMENTS OF OPERATIONS -- SIX MONTHS AND THREE MONTHS
                              ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)                                         4

                         STATEMENT OF STOCKHOLDERS' EQUITY -- SIX MONTHS ENDED
                              JUNE 30, 1997 (UNAUDITED)                                                        5

                         STATEMENTS OF CASH FLOWS -- SIX MONTHS ENDED JUNE 30, 1997
                              AND 1996 (UNAUDITED)                                                             6

                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                      7

             ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS,                        9
                              FINANCIAL CONDITIONS AND LIQUIDITY AND CAPITAL RESOURCES

PART II.     OTHER INFORMATION

             ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                                     13


INTERAMERICAS COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                             JUNE 30, 1997 DEC. 31, 1996
                                                                              (UNAUDITED)     AUDITED
                                                                              -----------   -----------
                                       ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                               $   393,545   $   723,396
      Restricted bank deposits                                                    853,050             0
      Accounts receivable                                                          44,566       113,277
      Other receivables                                                            30,282        96,686
      Prepaid expenses                                                            454,037       329,806
      Due from related parties                                                     44,314        26,424
      Other current assets                                                         98,516        38,236
                                                                              -----------   -----------
           TOTAL CURRENT ASSETS                                                 1,918,310     1,327,825
      Property and equipment, net                                               5,661,662     3,956,130
      Intangible assets, net                                                    4,893,945     5,028,107
      Deferred financing costs and other                                          480,687        42,333
                                                                              -----------   -----------

      TOTAL ASSETS                                                            $12,954,604   $10,354,395
                                                                              ===========   ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Bank line of credit                                                     $   921,101   $         0
      8% Convertible debentures                                                 1,974,000             0
      Accounts payable and accrued expenses                                       909,017       973,434
      Due to related parties                                                      297,191       416,213
      Lease obligations, current                                                   88,308       114,308
      Other current liabilities                                                   340,323       171,303
                                                                              -----------   -----------
           TOTAL CURRENT LIABILITIES                                            4,529,940     1,675,258
      7% Convertible debentures                                                 1,347,000             0
      Lease obligations, less current portion                                     455,541       248,238
      Deferred income taxes                                                       152,105       152,105
                                                                              -----------   -----------

      TOTAL LIABILITIES                                                         6,484,586     2,075,601
                                                                              -----------   -----------

COMMITMENT AND CONTINGENCIES                                                            0             0
                                                                              -----------   -----------

STOCKHOLDERS' EQUITY
      Preferred stock, $.001 par value, authorized
           10,000,000 shares, none issued                                               0             0
      Common stock, $.001 par value, authorized
           50,000,000 shares, 16,152,518
           issued and outstanding at June 30, 1997
           and December 31, 1997                                                   16,153        16,153
      Additional paid in capital                                               19,302,957    18,492,957
      Warrants                                                                    198,000             0
      Accumulated deficit                                                     (12,917,120)  (10,152,607)
      Cumulative translation adjustments                                         (129,972)      (77,709)
                                                                              -----------   -----------
           Total Stockholders' Equity                                           6,470,018     8,278,794
                                                                              -----------   -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $12,954,604   $10,354,395
                                                                              ===========   ===========

INTERAMERICAS COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     SIX MONTHS ENDED JUNE 30       THREE MONTHS ENDED JUNE 30
                                                   ----------------------------    ----------------------------
                                                         1997          1996             1997            1996
                                                   ------------    ------------    ------------    ------------

Sales                                              $    585,484    $    112,921    $    261,316    $     54,453
                                                   ------------    ------------    ------------    ------------

Operating expenses:
    Cost of sales                                       667,739         373,203         351,362         213,518
    Selling, general and administrative expenses      1,753,715       1,080,729         938,422         702,902
    Depreciation and amortization                       431,459         266,835         211,457         155,163
                                                   ------------    ------------    ------------    ------------
                                                      2,852,913       1,720,767       1,501,241       1,071,583
                                                   ------------    ------------    ------------    ------------

    LOSS FROM OPERATIONS                             (2,267,429)     (1,607,846)     (1,239,925)     (1,017,130)

Interest income and other                                33,584          13,759          15,683          13,167

Interest expense                                       (530,668)        (77,937)       (315,264)        (47,132)
                                                   ------------    ------------    ------------    ------------

    NET LOSS                                       $ (2,764,513)   $ (1,672,024)   $ (1,539,506)   $ (1,051,095)
                                                   ============    ============    ============    ============

    NET LOSS PER SHARE                             $      (0.17)   $      (0.12)   $      (0.10)   $      (0.08)
                                                   ============    ============    ============    ============

    WEIGHTED AVERAGE COMMON
         SHARES OUTSTANDING                          16,152,518      13,423,891      16,152,518      13,799,150
                                                   ============    ============    ============    ============

INTERAMERICAS COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)


                                                                             ADDITIONAL                CUMULATIVE
                                                           COMMON STOCK       PAID IN    ACCUMULATED   TRANSLATION
                                                        SHARES     AMOUNT     CAPITAL      DEFICIT     ADJUSTMENT     WARRANTS
                                                     ------------ --------- -----------  ------------  -----------  ------------
Balances at December 31, 1996                         16,152,518  $16,153  $18,492,957  $(10,152,607) $ (77,709)

Issuance of warrants to purchase
      Common Stock                                                                                                 $198,000

Beneficial conversion features related
      to Convertible Debentures                                                810,000


Currency translation adjustment                                                                         (52,263)

Net loss                                                                                  (2,764,513)
                                                     -----------  -------  -----------  ------------  ---------    --------

Balances at June 30, 1997                             17,852,518  $17,853  $19,302,957  $(12,917,120) $(129,972)   $198,000
                                                     ===========  =======  ===========  ============  =========    ========



                                                           TOTAL
                                                        ----------
Balances at December 31, 1996                          $ 8,278,794

Issuance of warrants to purchase
      Common Stock                                         198,000

Beneficial conversion features related
      to Convertible Debentures                            810,000

Currency translation adjustment                            (52,263)

Net loss                                                (2,764,513)
                                                       -----------

Balances at June 30, 1997                              $ 6,470,018
                                                       ===========

INTERAMERICAS COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   SIX MONTHS ENDED JUNE 30
                                                                 ---------------------------
                                                                     1997           1996
                                                                 ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                         $(2,764,513)   $(1,672,024)
Adjustments to reconcile net loss to net cash
      used in operating activities:
          Depreciation and amortization                              431,459        266,835
          Amortization of deferred financing costs
              and original issue discounts                            54,840              0
          Beneficial conversion features                             810,000              0
          Capitalized interest related to network construction      (500,000)             0
          Noncash consulting expense                                                 73,333
          Imputed interest  on related party debt                                    36,457
          Changes in assets and liabilities:
              Accounts receivable                                     68,711        (57,259)
              Other receivables                                       66,404          7,000
              Prepaid expenses                                      (124,231)       (61,806)
              Due from related parties                               (17,890)        53,446
              Other current assets                                   (60,280)        (1,070)
              Accounts payable and accrued expenses                  (64,417)       322,770
              Due to related parties                                (119,022)       182,200
              Lease obligations, current                             (26,000)             0
              Other current liabilities                              169,020          8,246
                                                                 -----------    -----------

          NET CASH USED IN OPERATING ACTIVITIES                   (2,049,919)      (841,872)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Net additions to property and equipment                     (1,502,829)       (90,870)
                                                                 -----------    -----------
          NET CASH USED IN INVESTING ACTIVITIES:                  (1,502,829)       (90,870)
                                                                 -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of common stock                                             0      7,432,403
      Net proceeds from issuance of notes payable                          0        737,070
      Proceeds from issuance of convertible debentures
          net of original issue discount                           3,500,000              0
      Deferred financing and related costs                          (474,194)       (94,663)
      Proceeds from bank line of credit net of
          restricted bank deposits                                    68,051              0
      Net proceeds from lease obligations                            181,303              0
                                                                 -----------    -----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                3,275,160      8,074,810
                                                                 -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           (277,588)     7,142,068

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                               (52,263)        90,563

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     723,396         57,000
                                                                 -----------    -----------

      CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $   393,545    $ 7,289,631
                                                                 ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

      RESTRICTED BANK DEPOSITS FROM BANK LINE OF CREDIT          $   853,050
                                                                 ===========
      WARRANTS ISSUED FOR ORIGINAL ISSUE DISCOUNTS               $   198,000
                                                                 ===========

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

BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements included herein have been prepared by the Company. The foregoing statements contain all adjustments, consisting only of normal recurring adjustments which are, in the opinion of the Company's management, necessary to present fairly the consolidated financial position of the Company as of June 30, 1997, the consolidated results of its operations for the three month and six month periods ended June 30, 1997 and 1996, and its consolidated cash flows for the six month period ended June 30, 1997 and 1996.

         Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 1996 audited financial statements of the Company and the notes thereto.

         The financial statements have been prepared on the going concern basis of accounting, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company has incurred operating losses since its inception while investing in the infrastructure necessary to generate significant operating revenues in the future. In addition, the Company has funded a significant amount of capital expenditures over the same time period. The Company's continued funding of its operating expenses, working capital needs and capital expenditures is dependent on its ability to raise additional financing in the future. The Company is continuously looking to access both the public and private capital markets through the issuance of equity or debt securities or bank loans. Historically, the Company has been successful in raising such funds. However, there can be no assurance that the Company will be successful in the future in raising such funds.

NOTE 1 -- RESTRICTED BANK DEPOSITS AND BANK LINES OF CREDIT

         Restricted bank deposits are held by banks that require such deposits to be maintained in support of loans made to certain of the Company's subsidiaries.

NOTE 2 -- CONVERTIBLE DEBENTURES AND INTEREST EXPENSE

         On February 3, 1997, the Company issued $1.5 million aggregate principal amount of 7% Convertible Debentures due February 3, 2000 and Warrants to purchase an aggregate 100,000 shares of the Company's Common Stock. On May 6, 1997 the Company issued $2.0 million aggregate principal amount of 8% Convertible Debentures due April 30, 1998 and Warrants to purchase an aggregate 25,000 shares of the Company's Common Stock. The 7% Convertible Debentures and the 8% Convertible Debentures are collectively referred to as the "Convertible Debentures".

         The Convertible Debentures are convertible based on predetermined formulas, at the option of the Holders, into Common Stock at any time prior to maturity at a conversion price that will be less than the closing bid price as reported by the NASDAQ Small Cap Market at time of conversion. In addition, at the option of the Company, the Convertible Debentures may be redeem at predefined premium amounts. In connection with the Convertible Debentures the Company is required to file with the Securities and Exchange Commission ("SEC") a registration statement covering a sufficient number of shares of Common Stock into which the Convertible Debentures may be converted (the "Registered Shares"). As of August 19, 1997, the Company had not filed such registration statements with the SEC. Pursuant to the terms of the Convertible Debentures the Company will be required to pay the Holders certain penalties until such time as the Company either files the registration statement or redeems the Convertible Debentures.

         Interest costs reported with respect to the Company's Convertible Debentures include interest expense related to the stated coupon rate of interest, the value attributable to the ability of the holders to convert the debentures at a share price less than the closing bid price (as reported by the NASDAQ Small Cap Market) at time of conversion ("beneficial conversion features") and amortization of (i) deferred financing costs and (ii) original issue discounts related to detachable warrants. The value attributable to the beneficial conversion features have been expensed at date of issuance because the agreements could allow holders of the Convertible Debentures to convert at that date. As a result, for the six months and three months ended June 30, 1997 the Company expensed $810,000 and $500,000, respectively, related to the fair value (noncash) of the beneficial conversion features.

         The Company may redeem the Convertible Debentures prior to conversion. If the Company redeems all of the Convertible Debentures it could pay redemption premiums of approximately $850,000. At the time of redemption, the Company would report the redemption premiums as an extraordinary loss, offset by $810,000 related to the value of the beneficial conversion features recorded in the Company's historical financial statements for the six months ended June 30, 1997.

NOTE 3 -- STOCK GRANTS

         During July 1997 the Company issued 80,000 shares of Common Stock to a related party in order to extinguish a $240,000 obligation for consulting services that were rendered and accrued for as of December 31, 1996. The value assigned to the Shares approximated the quoted market price of the NASDAQ SmallCap Market on date of grant.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

         The Company's sales for the six months ended June 30, 1997 were $585,484 as compared to $112,921 for the six months ended June 30, 1996. This increase of approximately $473,000 was attributable to the acquisition of Hewster Servicios Intermedios, S.A. on July 31, 1996.

         The Company's cost of sales for the six months ended June 30, 1997 was $667,739 as compared to $373,203 for the six months ended June 30, 1996. This increase of approximately $295,000 was attributable to additional costs related to the services provided by Hewster.

         The Company's selling, general and administrative expenses ("SG&A) for the six months ended June 30, 1997 were $1,753,715 as compared to $1,080,729 for the for the six months ended June 30, 1996. This increase of approximately $673,000 was primarily attributable to an increase in corporate expenses related to salaries, professional fees and travel attributable to the ongoing support of the Company's subsidiary operations as well as corporate development opportunities, and expenses attributable to the Company's Resetel and Hewster subsidiaries which were acquired by the Company in May and July 1996, respectively.

         The Company's interest expense for the six months ended June 30, 1997 was $530,668 as compared to $77,937 for the six months ended June 30, 1996. This increase of approximately $453,000 was due to additional financing costs related to the issuance of convertible debentures in February and May 1997. The Company capitalized $500,000 of interest in connection with the Company's construction of its fiber optic network in Lima, Peru.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

         The Company's sales for the three months ended June 30, 1997 were $261,316 as compared to $54,453 for the three months ended June 30, 1996. This increase of approximately $207,000 was attributable to the acquisition of Hewster Servicios Intermedios, S.A. on July 31, 1996.

         The Company's cost of sales for the three months ended June 30, 1997 was $351,362 as compared to $213,518 for the three months ended June 30, 1996. This increase of approximately $138,000 was attributable to additional costs related to the services provided by Hewster.

         The Company's selling, general and administrative expenses ("SG&A) for the three months ended June 30, 1997 were $938,422 as compared to $702,902 for the three months ended June 30, 1996. This increase of approximately $236,000 was primarily attributable to an increase in corporate expenses related to salaries, professional fees and travel attributable to the ongoing support of the Company's subsidiary operations as well as corporate development opportunities, and expenses attributable to the Company's Resetel and Hewster subsidiaries which were acquired by the Company in May and July 1996, respectively.

in May and July 1996, respectively, offset by a overall reduction in general corporate expenses as compared to the corresponding period of the prior year.

         The Company's interest expense for the three months ended June 30, 1997 was $507,036 as compared to $47,132 for the three months ended June 30, 1996. This increase of approximately $460,000 was due to additional financing costs related to the issuance of convertible debentures in February and May 1997 offset by $368,000 of interest that was capitalized in connection with the Company's construction of its fiber optic network in Lima, Peru.

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

         Should the Company not be able to obtain the necessary financing to further develop its operations, the Company's business and prospects would be materially adversely affected and the Company would be required to delay capital and other expenditures. This, in turn, would delay the anticipated revenue streams associated with those projects until such time, if any, that such financing becomes available. The Company currently is aggressively pursuing a number of alternatives with respect to short and long- term financing in order to further develop its fiber optic networks.

         Cash used in operating activities for the six months ended June 30, 1997 was approximately $2,076,000 as compared to approximately $842,000 for the six months ended June 30, 1996. Cash used in operating activities relate primary to operational, administrative and business development expenses incurred prior to the generation of revenues.

         Cash flows used in investing activities during the six months ended June 30, 1997 was approximately $1,555,000. These funds were used primarily to expand the Company's fiber optic networks in Peru.

         Cash provided by financing activities during the six months ended June 30, 1997 approximated $3.3 million and relates primarily to the proceeds received from the issuance of convertible debentures in February and May 1997.

EFFECTS OF INFLATION

        The Company does not believe that inflation had any significant impact on operations in 1996, nor does it expect that it will have any significant impact on operations throughout 1997.

NEW ACCOUNTING PRONOUNCEMENTS

        In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." This statement is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 supersedes APB Opinion No. 15 and replaces primary and fully diluted EPS with basic and diluted EPS. Basic EPS is computed by dividing net income available to common shareholders by the weighted average common shares outstanding. Diluted EPS includes all dilutive potential common shares. Because the Company has had a history of operating losses, it does not expect the new standard to have a material impact on its financial position or results of operations for 1997.

        In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." This statement is effective for financial statements issued for periods ending after December 15, 1997. SFAS 129 supersedes specific disclosure requirements of APB Opinion No. 10 and No. 15 and FASB Statement No. 47 and consolidates them into this Statement. FAS 129 contains no change in disclosure requirements for the Company as the Company was previously subject to the requirements of the above superseded statements.

        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

        This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

        Management does not expect the new standard to have significant changes in the disclosure requirements for the Company in 1998.

        In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective for financial statements for periods beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. It amends FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries", to remove the special disclosure requirements for previously unconsolidated subsidiaries. In the initial year of application, comparative information for earlier years is to be restated. This Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. Management does not expect the new standard to have a material impact on the disclosure requirements for the Company in 1998.

                                   PART II

                              OTHER INFORMATION


EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits listed below are filed as part of this Report.

    EXHIBITS                                   DESCRIPTION
    --------                   ------------------------------------------------

       27                      Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K

       (i) During the second quarter of 1997, the Company did not file a Form 8-K.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf be the undersigned, thereunto duly authorized.

INTERAMERICAS COMMUNICATIONS CORP.



/s/ Patricio E. Northland                                                8/19/97
------------------------------------------------------------        ------------
Patricio E. Northland                                               Date
President, Chairman of the Board and Chief Executive Officer



/s/ Douglas G. Geib II                                                   8/19/97
------------------------------------------------------------        ------------
Douglas G. Geib II                                                  Date
Chief Financial Officer