Form 10QSB/A
period 1996-03-31
INTERAMERICAS COMMUNICATIONS CORP
filed 1997-10-21
CIK 850629

                                   FORM 10-QSB/A

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


                        ---------------------------------

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996 AS AMENDED.

                                       OR

[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

                         Commission file number 0-25194

                    INTERAMERICAS COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

             TEXAS                                            87-0464860
(State of Incorporation)                           (IRS Employer Identification)

      1221 Brickell Ave.
          Suite 900
       Miami, FL 33131                                              33149
(Address of principal executive office)                           (Zip Code)

                         Registrant's telephone number:
                                 (305) 361-8484

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports),

                YES   X
                    ----

and (2) has been subject to such filing requirements for the past 90 days.

                YES   X
                    ----
State the number of shares outstanding of each of the issuer's classes of common equity, as of May 14, 1996 - 13,463,476 Shares.

The Company started to depreciate in the second quarter interim financial statements certain assets which were in use in the first quarter. This amendment is being filed to restate the Company's first quarter interim financial statements for the depreciation expense not provided to those assets already in use in the first quarter.

                 NOTE: Page 1 of 14 Sequentially numbered pages

                    INTERAMERICAS COMMUNICATIONS CORPORATION
                                      INDEX


                                                                                                        Page
                                                                                                        ----
Part I. Financial Information

         Item 1.           Financial Statements:

                           Balance Sheet as of March 31, 1996
                             and December 31, 1995........................................................3

                           Statement of Operations - Three Months
                             Ended March 31, 1996 and 1995................................................4

                           Statement of Cash Flows - Three Months ended
                             March 31, 1996 and 1995......................................................5

                           Notes to Financial Statements..................................................6

         Item 2.           Management's Discussion and Analysis of Results
                             of Operations, Financial Conditions and
                             Liquidity of Capital Resources...............................................6

Part II. Other Information

         Item 6.           Exhibits and Reports on Form 8-K..............................................11



INTERAMERICAS COMMUNICATIONS CORPORATION
BALANCE SHEET (UNAUDITED)

                                                             COMBINED                 COMBINED
                                                           CONSOLIDATED             CONSOLIDATED
                                                             MARCH 31,               DECEMBER 31,
                                                               1996                     1995
                                                           (UNAUDITED)               (AUDITED)
ASSETS
Current Assets:

     Cash and cash equivalents                             $  1,189,567             $     57,000
     Acounts Receivable                                          57,199                    8,000
     Other Receivables                                               --                    7,000
     Prepaid Expenses                                           134,796                  119,000
     Due from Related Parties                                    89,828                   93,000
     Other Currents Assets                                       20,808                    4,000
                                                           ------------             ------------

     Total Current Assets                                     1,492,198                  288,000
                                                           ------------             ------------

Equipment at cost, less
  Accumulated Depreciation                                    2,801,698                2,885,000
Intangible Assets, net                                        1,234,083                1,166,000
Other Assets                                                      2,760                    8,000
                                                           ------------             ------------

                                                              4,038,541                4,059,000
                                                           ------------             ------------

TOTAL ASSETS                                               $  5,530,739             $  4,347,000
                                                           ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable - Related Parties                    $     38,784             $    698,000
                      - Other                                   954,211                  423,000
     Accrued Expenses                                            15,889                  536,000
     Note Payable - Related Parties                                  --                  634,000
                  - Other                                     1,051,450                1,013,000
     Lease obligation - Current                                  11,000                   11,000
                                                           ------------             ------------

     Total Current Liabilities                                2,071,334                3,315,000

Lease Obligation - less current portion                         210,000                  210,000
Deferred Income Taxes                                           152,000                  152,000
                                                           ------------             ------------

Total Liabilities                                             2,433,334                3,677,000
                                                           ------------             ------------

Stockholders' Equity:
     Preferred Stock, $.001 par value,
      Authorized 10,000,000 shares
      None issued                                                    --                       --
     Common Stock, $.001 par value,
      Authorized 50,000,000 shares
      13,463,476 issued and outstanding                          13,463                   12,000
     Additional Paid in Capital                               9,188,140                6,153,000
     Cumulative Translation Adjustment                           42,498                   30,000
     Accumulated Deficit                                     (6,146,696)              (5,525,000)
                                                           ------------             ------------

     Total Stockholders' Equity                               3,097,405                  670,000
                                                           ------------             ------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                     $  5,530,739             $  4,347,000
                                                           ============             ============


INTERAMERICAS COMMUNICATIONS CORPORATION
STATEMENT OF OPERATIONS (UNAUDITED)


                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                  ---------------------------------------------
                                                          1996                    1995
                                                  ---------------------   ---------------------
SALES                                            $     58,468                  $    37,000

COST OF SALES                                         159,685                      179,000

                                                 ------------                  -----------

GROSS PROFIT                                         (101,217)                    (142,000)
                                                 ------------                  -----------


EXPENSES:
     GENERAL AND ADMINISTRATIVE                       489,499                      382,000
                                                 ------------                  -----------


TOTAL EXPENSES                                        489,499                      382,000
                                                 ------------                  -----------

LOSS FROM OPERATIONS                                 (590,716)                    (524,000)

INTEREST INCOME                                           592
INTEREST EXPENSE                                      (30,805)
                                                 ------------                  -----------

NET LOSS                                         $   (620,929)                 $  (524,000)
                                                 ============                  ===========


NET LOSS PER SHARE                               $      (0.05)                 $     (0.08)
                                                 ============                  ===========


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                        12,198,076                    6,914,040
                                                 ============                  ===========


INTERAMERICAS COMMUNICATIONS CORP.
STATEMENT OF CASH FLOWS (UNAUDITED)




                                                                                  THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                      ---------------------------------------------
                                                                              1996                    1995
                                                                      ---------------------   ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
       NET LOSS                                                       $  (620,929)              $  (524,000)
       ADJUSTMENTS TO RECONCILE LOSS TO CASH
          PROVIDED/USED FROM OPERATING
          ACTIVITIES:
       AMORTIZATION AND
         DEPRECIATION EXPENSE                                             111,672                    65,000
       CHANGES IN ASSETS AND LIABILITIES:
       (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE                         (42,199)                  (39,000)
       (INCREASE) DECREASE IN OTHER CURRENT ASSETS                        (29,432)                 (120,000)
       INCREASE (DECREASE) IN OTHER CURRENT LIABILITIES                                             654,000
       INCREASE (DECREASE) IN ACCRUED EXPENSES                           (520,767)               (1,461,000)
       INCREASE (DECREASE) IN ACCOUNTS PAYABLE                           (128,005)                  405,000
                                                                      -----------               -----------

NET CASH (USED) IN OPERATING ACTIVITIES                                (1,229,660)               (1,020,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
       NOTES PAYABLE TO RELATED PARTY                                   1,232,800
       NOTES PAYABLE                                                       83,142                  (155,000)
       ISSUANCE OF COMMON STOCK                                         1,125,000                 1,961,000
                                                                      -----------               -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES:                              2,440,942                 1,806,000
                                                                      -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       ACQUISITION OF EQUIPMENT                                           (96,453)                 (339,000)
       DECREASE IN OTHER ASSETS                                             5,240                  (294,000)
                                                                      -----------               -----------

NET CASH (USED) IN INVESTING ACTIVITIES                                   (91,213)                 (633,000)
                                                                      -----------               -----------

NET INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS                                             1,120,069                   153,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    12,498                   (29,000)

CASH AND CASH EQUIVALENTS AT
       BEGINNING OF PERIOD                                                 57,000                   114,000
                                                                      -----------               -----------

CASH AND CASH EQUIVALENTS AT
       END OF PERIOD                                                  $ 1,189,567               $   238,000
                                                                      ===========               ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH
  FINANCING ACTIVITIES:
       CONVERSION OF NOTES PAYABLE TO EQUITY                          $ 1,985,627                        --
                                                                      ===========               ===========

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

Notes to Financial Statements (Unaudited)

         The Consolidated Balance Sheet as of March 31, 1996, the Consolidated Statements of Income for the three months March 31, 1996 and March 31, 1995 and the Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and March 31, 1995, have all been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position and results of operations for the periods presented, have been made.

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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVERSE ACQUISITION

         In July, 1994 the Company acquired Hewster Servicios Intermedios, S.A. a Chilean corporation ("HSI"). This acquisition has been accounted for as a "reverse acquisition". Under a reverse acquisition, HSI is treated, for accounting purposes only, as having acquired the Company. Therefore, HSI's historical financial statements (at book value) become the historical financial statements for the Company with certain adjustments to the shareholders' equity account to reflect the total outstanding shares of the Company. The financial statements of the Company contained herein have been adjusted to reflect the historical financial information of HSI.

RESULTS OF OPERATIONS

         The unaudited Consolidated Statement of Operations reflects a net loss of $620,929 for the three months ended March 31, 1996. Losses are attributable primarily to general and administrative expense and interest expense. The Company expects that it will continue to incur losses from operations for the foreseeable future. The unaudited Consolidated Balance Sheet dated March 31, 1996 reflects an accumulated deficit of $6,146,696.

         During the first three months of 1996, the Company concentrated its efforts on continuing to connect and provide services to its customers, and arrange financing for its ongoing business expansion which includes the development of its Santiago network and construction, development and operation of a satellite network of up to 12 satellite earth stations located throughout Chile. The revenue in the three months ended March 31, 1996 was $58,468 versus $37,000 for the same period in 1995. The Company anticipates completion of the fiber optic ring before the end of 1996, assuming required financing can be obtained. In addition, the Company has commenced the replacement of 20 nodes with a more advanced and intelligent digital telecommunications hierarchy (SDH-Synchronous Digital Hierarchy). The Company does not expect to have any significant revenues until the third quarter of 1996. The Company's operations since inception have essentially been limited to the installation of fiber optic cable and the creation of an advanced intelligent network in Santiago, Chile.

        The general and administrative expenses for the Company for the three months ended March 31, 1996 was $489,499 versus $382,000 for the same period in 1995, both figures reflecting the increase in personnel. In addition $30,805 of interest was accrued for the three month period ending March 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

         The business of the Company requires substantial continuing capital investment to complete the construction and development of the telecommunications system. Although the Company has been able to arrange debt and equity financing to date, there can be no assurance that sufficient additional financing will continue to be available in the future, nor that it will be available on terms acceptable to the Company.

         The Company estimates that it will need approximately $9 million in additional financing to fully develop its fiber optic network, expand its customer base and provide sufficient working capital for its operations over the next year and a half. There can be no assurances that the Company will be successful in obtaining all or any of this required financing. Should the Company not be able to obtain this financing in full, it would be required to delay capital expenditures on certain projects until such financing were available. This in turn would delay the revenue streams associated with those projects until such financing were available.

         The Company estimates that the present cash level would allow the Company to continue operations for approximately two months.

OPERATING ACTIVITIES

         Cash used by operating activities was $1,229,660 for the three months ended March 31, 1996 versus $1,020,000 for the same period last year. The cash flow used by operating activities is related to expenditures made before the start of significant revenues as the Company is just coming out of the development stage.


FINANCING ACTIVITIES

         Net cash provided by financing activities for the first three months of 1996 was $2,440,942 which includes a $1,125,000 in issuance of stock in a private sale to an off shore investor. The cash provided by financing in the same period in 1995 was $1,806,000.


INVESTING ACTIVITIES

         The net cash used in investing activities was $91,213 for the three months ended March 31, 1996 and $633,000 for the corresponding period in 1995. Approximately one third of these funds were used primarily to purchase some equipment for customers and complete last mile installations to connect customer locations to the HSI network. The Company currently has over 80 kilometers of fiber optic operational in Santiago, Chile.


EFFECTS OF INFLATION

         The rate of inflation in Chile has remained the lowest in South America for the past five years, with rates below double digit. The Company does not believe that inflation had any significant impact on operations in the first quarter of 1996, nor does it expect that it will have any significant impact on operations throughout the remainder of the year.


BRIDGE LOANS

         Maroon Bell Capital Partners loaned the Company $300,000 pursuant to a secured promissory note dated June 1, 1994 (the "MBCP Note") of which $100,000 of the principal amount of the note was converted into 1,700,000 shares of Common Stock of the Company in 1994 pursuant to the terms of the note. The note bears interest at the rate of 8% per annum and was originally due and payable on the first to occur of June 1, 1995 or upon the payment of the convertible notes. The terms of the note were subsequently amended to extend the due date to

June 30, 1996. The Note was converted to Common Stock on March 1, 1996 (See Conversion of Notes).

SECURED NOTE

         On May 2, 1995, the Company borrowed $1,000,000 from United International Properties, Inc., a Colorado Corporation, pursuant to a Secured Promissory Note (the "Secured Note"). The Secured Note bears interest at the rate of 8% per annum and is due and payable on May 1, 1996. The Secured Note is secured by (I) the 45,000 shares on Common Stock of HSI owned by the Company
(ii) the shares of Common Stock of VISAT owned by HSI and (iii) all of the assets of HSI. As part of the financing, the Company issued a Warrant to United International Properties, Inc., to acquire 200,000 shares of Company Common Stock at a price of $3.50 per share.


PROMISSORY NOTE

         On September 30, 1995, the Company borrowed a total of $115,000 from Laura Investments, Ltd., which is owned by the Chairman of the Board and majority shareholder of the Company, pursuant to two Convertible Promissory Notes (the "Convertible Notes") in the amounts of $85,000 and $30,000. The Convertible Promissory Notes bear interest at the rate of 6% per annum. The principal sums with simple interest at the rate of 6% per annum are convertible into Common Stock of the Company by September 30, 1996 at the average market price prevailing between September 20, and September 30, 1995 (See Conversion of Notes).

         On December 31, 1995, the Company borrowed $283,750 from Laura Investments, Ltd. pursuant to Convertible Promissory Note (the "Convertible Note"). The convertible note bears interest at the rate of 6% per annum. The principal sum together with simple interest at the rate of 6% per annum is convertible into Common Stock of the Company by December 31, 1996 at the average market price prevailing between December 6 and December 19, 1995 (See Conversion of Notes).

         On March 31, 1996, the Company borrowed $1,232,800 from Laura Investments, Ltd. pursuant to Convertible Promissory Note (the "Convertible Note"). The convertible note bears interest at the rate of 6% per annum. The principal sum together with simple interest at the rate of 6% per annum is convertible into Common Stock of the Company by March 31, 1997 at the average market price prevailing between December 6 and December 19, 1995 (See Conversion of Notes).

CONVERSION OF NOTES

         On March 1, 1996, the outstanding principal and interest balance of the MBCP Note and Loan payable balance (an aggregate amount of $346,333) was converted into 172,506 shares of Common Stock of the Company.

         On March 31, 1996, the total outstanding principal and interest balance of the Laura Investments, Ltd. Notes (an aggregate amount of $1,639,294) was converted into 839,285 shares of Common Stock of the Company. Of this amount, $406,494 represents the outstanding principal and interest balance of loans received by the Company during 1995 and the balance, $1,232,800, represents additional loans received by the Company during the first quarter of 1996.


OTHER INFORMATION

         During April 1996, the Company moved its Corporate offices to 104 Crandon Boulevard, Suite 324, Key Biscayne, Florida 33149. These offices are occupied under a lease that expires on April 30, 1997.

         On March 14, 1996, a meeting of the Board of Directors was held in Miami, Florida at the Grand Bay Hotel. In attendance were Directors Hernan Streeter, Paul Moore, Patricio Silva, Phillip Magiera and Company counsel William C. Gibbs. The purpose of the meeting was to discuss subjects related to the operation, governance and future of the Company. The Board of Directors approved the conversion of the Company's debt to MBCP for Common Stock of the Company, authorized the sale of 500,000 shares of Company Common Stock in a private sale to an offshore investor and agreed to compensate Directors Hernan Streeter, Paul A. Moore, Phillip Magiera, Patricio Silva and MBCP with stock options for their contributions to the Company.

                                     PART II

                                OTHER INFORMATION



ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)      The exhibits listed below are filed as part of this Report.


         EXHIBIT NO.                                 DESCRIPTION
         -----------                                 -----------

*        10.25                      Convertible Promissory Note for $1,232,800 between Registrant and Laura Investments Limited dated March 31, 1996

         27                         Financial Data Schedule (For SEC use only)




(b)      During the first quarter of 1996, the Company did not file a Form 8-K.























*Previously filed as an exhibit to Form 10-Q filed with the SEC on May 14, 1996, and incorporated herewith by reference.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERAMERICAS COMMUNICATIONS CORP.






/s/ Hernan Streeter                                        DATE:   05-14-96
-----------------------------------------------                 ---------------
Hernan Streeter
Chairman, President and Chief Executive Officer