Form 10QSB/A
period 1996-06-30
INTERAMERICAS COMMUNICATIONS CORP
filed 1997-10-21
CIK 850629

                                   FORM 10-QSB/A


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                        ---------------------------------
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996 AS AMENDED.

                                       OR

[ ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______.

                         Commission file number 0-25194

                    INTERAMERICAS COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

          TEXAS                                               87-0464860
  (State of Incorporation)                        (IRS Employer Identification)
     1221 Brickell Ave
         Suite 900
      Miami, FL 33131                                          33149
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

                       YES    X                           NO
                             ---                            ----

and (2) has been subject to such filing requirements for the past 90 days.

                       YES    X                          NO
                             ---                           -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 8, 1996 - 16,152,518 Shares.

The Company's second and third quarter interim financial statements reflected a purchase price for Resetel of approximately $6,000. This value was based on the share price transacted in the private placement that closed in August 1996. Given the significant volatility of the Company's stock price, and the relatively "thin" market of its shares, current executive management believes the purchase price documented in the Resetel Purchase Agreement of $2.8 million dated May 7, 1996, which reflects the value of similar transactions, including the net proceeds per share in the March 1996 private placement, is a better indicator of purchase price. Accordingly, the Company's second and third quarter balance sheets has been amended to reflect this change.


                 NOTE: Page 1 of 144 Sequentially numbered pages

                    INTERAMERICAS COMMUNICATIONS CORPORATION
                                      INDEX


                                                                                                 Page
                                                                                                 ----
Part I. Financial Information

         Item 1.    Financial Statements:

                    Balance Sheet as of June 30, 1996
                      and December 31, 1995........................................................3

                    Statement of Operations - Six Months
                      Ended June 30, 1996 and 1995.................................................4

                    Statement of Operations - Three Months
                      Ended June 30, 1996 and 1995.................................................5

                    Statement of Cash Flows - Six Months ended
                      June 30, 1996 and 1995.......................................................6

                    Notes to Financial Statements..................................................7

         Item 2.    Management's Discussion and Analysis of Results
                      of Operations, Financial Conditions and
                      Liquidity of Capital Resources...............................................7

Part II. Other Information

         Item 6.    Exhibits and Reports on Form 8-K...........................................12-13



INTERAMERICAS   COMMUNICATIONS   CORPORATION
BALANCE  SHEET  (UNAUDITED)

                                                             COMBINED                 COMBINED
                                                           CONSOLIDATED             CONSOLIDATED
                                                             JUNE 30,               DECEMBER 31,
                                                               1996                     1995
                                                           (UNAUDITED)               (AUDITED)
ASSETS
Current Assets:

     Cash and cash equivalents                             $  7,289,631             $     57,000
     Accounts Receivable                                          65,259                    8,000
     Other Receivables                                               --                    7,000
     Prepaid Expenses                                           230,606                  119,000
     Due from Related Parties                                    39,554                   93,000
     Other Currents Assets                                        5,070                    4,000
                                                           ------------             ------------

     Total Current Assets                                     7,630,120                  288,000
                                                           ------------             ------------

Property and equipment, net                                   2,732,526                2,885,000
Intangible Assets, net                                        4,056,172                1,166,000
Other Assets                                                     16,246                    8,000
                                                           ------------             ------------

                                                              6,804,944                4,059,000
                                                           ------------             ------------

TOTAL ASSETS                                               $ 14,435,064             $  4,347,000
                                                           ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable - Related Parties                    $    880,200             $    698,000
     Accounts Payable - Other                                   666,970                  423,000
     Accrued Expenses                                           533,398                  536,000
     Note Payable - Related Parties                             259,106                  634,000
     Note Payable - Other                                       288,494                1,013,000
     Lease obligation - Current                                   8,235                   11,000
                                                           ------------             ------------

     Total Current Liabilities                                2,636,403                3,315,000

Lease Obligation - less current portion                         210,000                  210,000
Deferred Income Taxes                                           152,000                  152,000
                                                           ------------             ------------

Total Liabilities                                             2,998,403                3,677,000
                                                           ------------             ------------

Stockholders' Equity:
     Preferred Stock, $.001 par value,
      Authorized 10,000,000 shares,
      None issued                                                    --                       --
     Common Stock, $.001 par value,
      Authorized 50,000,000 shares
      16,152,518 issued and outstanding                          16,153                   12,000
     Additional Paid in Capital                              18,494,204                6,153,000
     Cumulative Translation Adjustment                          123,328                   30,000
     Accumulated Deficit                                     (7,197,024)              (5,525,000)
                                                           ------------             ------------

     Total Stockholders' Equity                              11,436,661                  670,000
                                                           ------------             ------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                     $ 14,435,064             $  4,347,000
                                                           ============             ============



INTERAMERICAS COMMUNICATIONS CORPORATION
STATEMENT OF OPERATIONS (UNAUDITED)


                                                                SIX MONTHS ENDED
                                                                   JUNE 30,
                                                 ---------------------------------------------
                                                         1996                    1995
                                                 ---------------------   ---------------------


SALES                                            $   112,921                   $   107,000

COST OF SALES                                        373,203                       266,000

                                                 -----------                   -----------

GROSS PROFIT                                        (260,282)                     (159,000)
                                                 -----------                   -----------


EXPENSES:
     GENERAL AND ADMINISTRATIVE                    1,080,729                       726,000
     DEPRECIATION AND AMORTIZATION                   266,835                       130,000
                                                 -----------                   -----------


TOTAL EXPENSES                                     1,347,564                       856,000
                                                 -----------                   -----------

LOSS FROM OPERATIONS                              (1,607,846)                   (1,015,000)

INTEREST INCOME                                       13,759
INTEREST EXPENSE                                     (77,937)
                                                 -----------                   -----------

NET LOSS                                         $(1,672,024)                  $(1,015,000)
                                                 ===========                   ===========


NET LOSS PER SHARE                               $     (0.12)                  $     (0.12)
                                                 ===========                   ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                       13,432,076                     8,393,833
                                                 ===========                   ===========


INTERAMERICAS COMMUNICATIONS CORPORATION
STATEMENT OF OPERATIONS (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                            JUNE 30,
                                                           ---------------------------------------------
                                                                   1996                    1995
                                                           ---------------------   ---------------------

SALES                                                      $     54,453                  $    70,000

COST OF SALES                                                   213,518                       87,000

                                                           ------------                  -----------

GROSS PROFIT                                                   (159,065)                     (17,000)
                                                           ------------                  -----------


EXPENSES:
     GENERAL AND ADMINISTRATIVE, INCLUDING
      DEPRECIATION AND AMORTIZATION                             858,065                      474,000
                                                           ------------                  -----------


TOTAL EXPENSES                                                  858,065                      474,000
                                                           ------------                  -----------

LOSS FROM OPERATIONS                                         (1,017,130)                    (491,000)

INTEREST INCOME                                                  13,167
INTEREST EXPENSE                                                (47,132)
                                                           ------------                  -----------

NET LOSS                                                   $   (983,165)                  $ (491,000)
                                                           ============                  ===========


NET LOSS PER SHARE                                         $      (0.08)                  $    (0.05)
                                                           ============                  ===========


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                  12,198,076                    9,414,770
                                                           ============                  ===========


INTERAMERICAS   COMMUNICATIONS   CORP.
STATEMENT  OF  CASH  FLOWS (UNAUDITED)




                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                               ---------------------------------------------
                                                                       1996                    1995
                                                               ---------------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       NET LOSS                                                 $(1,672,024)             $(1,015,000)
       ADJUSTMENTS TO RECONCILE NET LOSS TO
          CASH PROVIDED/USED FROM OPERATING
          ACTIVITIES:
       DEPRECIATION AND AMORTIZATION                                266,835                  130,000
       SERVICES EXCHANGED FOR COMMON STOCK                           73,333
       IMPUTED INTEREST ON RELATED PARTY DEBT                        36,457
       (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE                   (50,259)                (225,000)
       (INCREASE) DECREASE IN OTHER CURRENT ASSETS                   (9,430)                 278,000
       INCREASE (DECREASE) IN OTHER CURRENT LIABILITIES               8,246                  351,000
       INCREASE (DECREASE) IN ACCRUED EXPENSES                                            (1,447,000)
       INCREASE (DECREASE) IN ACCOUNTS PAYABLE
         AND ACCRUED EXPENSES                                       504,970                  267,000
                                                                -----------              -----------

NET CASH (USED) IN OPERATING ACTIVITIES                            (841,872)              (1,661,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
       PURCHASE OF PROPERTY AND EQUIPMENT                           (90,870)                (514,000)
                                                                -----------              -----------

NET CASH (USED) IN INVESTING ACTIVITIES                             (90,870)                (538,000)
                                                                -----------              -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES:                        8,074,810                2,342,000
                                                                -----------              -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       SALE OF COMMON STOCK                                                                    6,000
       DEFERRED FINANCING COSTS AND OTHER                           (94,663)
       NET PROCEEDS FROM ISSUANCE OF
         NOTES PAYABLE                                              737,070                  247,000
       ISSUANCE OF COMMON STOCK                                   7,432,403                2,089,000
                                                                -----------              -----------
NET INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS                                       7,142,068                  143,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              90,563                  (77,000)

CASH AND CASH EQUIVALENTS,
       BEGINNING OF PERIOD                                           57,000                  114,000
                                                                -----------              -----------

CASH AND CASH EQUIVALENTS,
       END OF PERIOD                                            $ 7,289,631              $   180,000
                                                                ===========              ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH
  FINANCING ACTIVITIES:
       CONVERSION OF NOTES PAYABLE TO EQUITY                    $ 1,986,000                       --
                                                                ===========              ===========


                                     PART I

                              FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

Notes to Financial Statements (Unaudited)

         The Consolidated Balance Sheet as of June 30, 1996, the Consolidated Statements of Income for the six months and three months ended June 30, 1996 and June 30, 1995 and the Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and June 30, 1995, have all been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position and results of operations of the Company for the periods presented, have been made.

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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

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

RESULTS OF OPERATIONS

         The unaudited Consolidated Statement of Operations reflects a net loss of $1,672,024 for the six months ended June 30, 1996. Losses are attributable primarily general and administrative expense and interest expense. The Company expects that it will continue to incur losses from operations for the foreseeable future. The unaudited Consolidated Balance Sheet dated June 30, 1996 reflects an accumulated deficit of $7,197,024.

         During the first six months of 1996, the Company concentrated its efforts on continuing to connect and provide services to its customers, and arrange financing for its ongoing business development. The Company's current development activities include the expansion of its Santiago network to connect new customers, provide services to newly developed business districts, and offer additional services. The Company will conduct such expansion using fiber- optic and national and international satellite systems. In addition, the Company is now engineering and will soon initiate construction in Lima, Peru of an advanced, fiber-optic private line network which will be owned and operated by the Company's newly acquired subsidiary, RESETEL. The revenue in the six months ended June 30, 1996 was $112,921 versus $107,000 for the same period in 1995. The Company's operations since inception have essentially been limited to the installation of fiber-optic cable and the creation of an advanced, intelligent network in Santiago, Chile.

        The general and administrative expenses for the Company for the six months ended June 30, 1996 was $1,080,729 versus $726,000 for the same period in 1995. In addition $77,937 of interest was accrued for the six month period ending June 30, 1996.


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

         The Company estimates that it will need approximately $12 million in additional debt and equity financing to fully develop its fiber-optic and wireless network and expand its customer base in Chile, to commence operations and network construction in Peru, and to provide sufficient working capital for its operations over the next year. There can be no assurances that the Company will be successful in obtaining all or any of this required financing. Should the Company not be able to obtain this financing in full, it would be required to delay capital expenditures on certain projects until such financing were available. This in turn would delay the revenue streams associated with those projects until such financing were available. The Company estimates that the present cash level would allow the Company to continue operations for approximately four months.

         The Company has entered into a letter of intent with an underwriter to assist the Company in providing financing for the acquisition of Cempresa. See "Current Development - Acquisition of Centro Empresariales, S.A.


OPERATING ACTIVITIES

         Cash used by operating activities was $841,872 for the six months ended June 30, 1996 versus $1,661,000 for the same period last year. The cash flow used by operating activities is related to expenditures made before the start of significant revenues as the Company has recently come out of the development stage.


FINANCING ACTIVITIES

         Net cash provided by financing activities for the first six months of 1996 was $8,074,810 which includes net proceeds of $1,022,000 from the issuance of stock in a private sale to an off shore investor during the quarter ended March 31, 1996 and $6,424,000 raised in a Private Placement during June 1996. The cash provided by financing in the same period in 1995 was $2,342,000.


INVESTING ACTIVITIES

         The net cash used in investing activities was $90,870 for the six months ended June 30, 1996 and $538,000 for the corresponding period in 1995. These funds were used primarily to purchase equipment and complete last mile installations to connect customer locations to the HSI network. The Company's operational fiber-optic network currently extends over 100 kilometers throughout downtown Santiago, Chile.


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


RECENT DEVELOPMENTS

ACQUISITION OF RED DE SERVICIOS EMPRESARIALES DE TELECOMUNICACIONES, S.A.("RESETEL")

     In May, 1996 the Company acquired 100% of the issued and outstanding stock of Red de Servicios de Telecomunicaciones, S.A., a Peruvian corporation, ("RESETEL") in exchange for 1,250,000 shares of Common Stock of the Company issued to the shareholders of RESETEL pursuant to a stock purchase agreement dated May 7, 1996. In addition, the Company paid debts owed to the shareholders and others in the amount of approximately $300,000. The purchase price of approximately $2,819,000 (including $6,000 of capitalized acquisition costs), net of cash acquired of approximately $300,000 has been substantially allocated to a concession and is included as part of intangibles in the accompanying consolidated balance sheet. The acquisition has been accounted for under the purchase method of accounting. A fair value of $2.25 was assigned to each share issued to the shareholders of Resetel based on the net proceeds per share in the March 1996 private placement. The terms of the agreement and the consideration paid to the shareholders of RESETEL were determined through arms-length negotiations among the parties. RESETEL is the first company to obtain a local carrier concession to compete with

-------------------------------------------------------------------------------

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

         On July 31, 1996, the Company transferred $1,500,000 to its subsidiary Hewster Servicios Intermedios, S.A. ("HSI") in exchange for 95% of the issued and outstanding capital stock of VISAT Telecomunicaciones, S.A. ("VISAT") held by HSI, pursuant to a Stock Purchase and Sale Agreement. As a result of this transaction, VISAT will now be a direct subsidiary of the Company instead of a subsidiary of HSI. HSI then used the $1,500,000 to acquire 99% of the issued an outstanding stock of Hewster, S.A. from its shareholders, Santiago Bouza Saavedra and Inversiones Druma, S.A. a Chilean Corporation controlled by Hernan Streeter Rios, pursuant to the Stock Purchase and Sale Agreements dated July 30, 1996. The terms of the agreements and the amount of consideration paid for the Hewster, S.A. stock were determined through arms-length negotiations among the parties. The $1,500,000 was obtained by the Company as part of a private placement which closed in June 1996. See "Liquidity Capital Resources".


OTHER INFORMATION

         During April 1996, the Company moved its Corporate offices to 104 Crandon Boulevard, Suite 324, Key Biscayne, Florida 33149. These offices are occupied under a lease that expires on April 30, 1997.

                                     PART II

                                OTHER INFORMATION


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)      The exhibits listed below are filed as part of this Report.

         EXHIBIT NO.                                 DESCRIPTION
         -----------                                 -----------
         10.25                      Convertible Promissory Note for $1,232,800 between Registrant and Laura Investments Limited dated March 31, 1996 (previously filed with Registrant's Form 10-Q for the quarter ended March 31, 1996 and Incorporated herein by reference)

*        10.26                      Stock Purchase Agreement by and among Registrant and Kayhelm,
                                    Ltd. (the shareholder of RESETEL, S.A.) dated May 9, 1996

*        10.27                      Stock Purchase/Sale Agreement by and among Registrant and
                                    Kayhelm, Ltd. (the shareholder of RESETEL, S.A.) dated May
                                    10, 1996

*        10.28                      Promissory Note for $30,000 between Registrant and Laura
                                    Investments, Ltd. dated April 9, 1996

*        10.29                      Promissory Note for $93,750 between Registrant and Laura
                                    Investments, Ltd. dated April 24, 1996

*        10.30                      Promissory Note for $50,000 between Registrant and Laura
                                    Investments, Ltd. dated May 6, 1996

*        10.31                      Promissory Note for $50,000 between Registrant and Laura
                                    Investments, Ltd. dated June 21, 1996

*        10.32                      Stock Purchase and Sale Agreement by and between Registrant and
                                    Hewster Servicios Intermedios, S.A. dated July 30, 1996.
                                    (English translation of Spanish document.)




*Previously filed as an exhibit to Form 10-Q filed with the SEC on August 19, 1996, and incorporated herewith by reference.

*        10.33                      Stock Purchase and Sale Agreement by and between Hewster
                                    Servicios Intermedios, S.A. and Inversiones Druma, S.A. dated
                                    July 30, 1996. (English translation of Spanish document.)

*        10.34                      Stock Purchase and Sale Agreement by and between Hewster
                                    Servicios Intermedios, S.A. and Santiago Boza Saavedra dated July
                                    31, 1996. (English translation of Spanish document.)

*        10.35                      Stock Purchase Agreement by and between Registrant and Devono
                                    Company Limited dated July 4, 1996. (English translation of
                                    Spanish document.)

         27.                        Financial Data Schedule (For SEC use only)



(b)      During the second quarter of 1996, the Company did not file a Form 8-K.




























*Previously filed as an exhibit to Form 10-Q filed with the SEC on August 19, 1996, and incorporated herewith by reference.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERAMERICAS COMMUNICATIONS CORP.






  /s/ Hernan Streeter                                    DATE      08-16-96
-----------------------------------------------                ----------------
Hernan Streeter
Chairman, President and Chief Executive Officer