Form 10QSB/A
period 1996-09-30
INTERAMERICAS COMMUNICATIONS CORP
filed 1997-10-21
CIK 850629

                                   FORM 10-QSB/A

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                        ---------------------------------

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996 AS AMENDED.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 31, 1996 - 16,152,518 Shares.

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

                 NOTE: Page 1 of 15 Sequentially numbered pages

                    INTERAMERICAS COMMUNICATIONS CORPORATION
                                      INDEX


                                                                                                        Page
                                                                                                        ----
Part I. Financial Information


         Item 1.           Financial Statements:

                           Balance Sheet - September 30, 1996
                             and December 31, 1995.......................................................3

                           Statement of Operations - Three Months
                             ended September 30, 1996 and 1995...........................................4

                           Statement of Operations - Nine Months
                             ended September 30, 1996 and 1995...........................................5

                           Statement of Cash Flows - Nine Months ended
                             September 30, 1996 and 1995.................................................6

                           Notes to Financial Statements.................................................7

         Item 2.           Management's Discussion and Analysis of Results
                             of Operations, Financial Conditions and
                             Liquidity of Capital Resources..............................................7

Part II. Other Information

         Item 6.           Exhibits and Reports on Form 8-K.............................................14



INTERAMERICAS COMMUNICATIONS CORPORATION
BALANCE SHEET (UNAUDITED)


                                                             COMBINED                      COMBINED
                                                            CONSOLIDATED                 COMSOLIDATED
                                                           SEPTEMBER 30,                   DECEMBER 31,
                                                                1996                          1995
                                                            (UNAUDITED)                     (AUDITED)

ASSETS
Current Assets:
     Cash and cash equivalents                             $  2,505,695                  $     57,000
     Acounts Receivable                                         207,836                         8,000
     Other Receivables                                           79,136                         7,000
     Inventory                                                  125,169                            --
     Prepaid Expenses                                           193,733                       119,000
     Due from Related Parties                                     9,680                        93,000
     Other Currents Assets                                       14,394                         4,000
                                                           ------------                  ------------

     Total Current Assets                                     3,135,643                       288,000
                                                           ------------                  ------------

Property and equipment, net                                   2,923,067                     2,885,000
Intangible Assets, net                                        4,728,665                     1,166,000
Due from Related Parties                                        521,639                            --
Other Assets                                                     17,030                         8,000
                                                           ------------                  ------------

                                                              8,190,401                     4,059,000
                                                           ------------                  ------------

TOTAL ASSETS                                               $ 11,326,044                  $  4,347,000
                                                           ============                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Short Term Bank Credit Line                           $     32,564                  $         --
     Accounts Payable - Related Parties                              --                       698,000
     Accounts Payable - Other                                   380,492                       423,000
     Accrued Expenses                                            91,967                       536,000
     Note Payable - Related Parties                                  --                       634,000
     Note Payable - Other                                         1,137                     1,013,000
     Lease obligation - Current                                 177,239                        11,000
     Other Current Liabilities                                   28,199                            --
                                                           ------------                  ------------

     Total Current Liabilities                                  711,598                     3,315,000

Lease Obligation - less current portion                         207,257                       210,000
Deferred Income Taxes                                           152,000                       152,000
                                                           ------------                  ------------

Total Liabilities                                             1,070,855                     3,677,000
                                                           ------------                  ------------

Stockholders' Equity:
     Preferred Stock, $.001 par value
      Authorized 10,000,000 shares
      None issued                                                    --                            --
     Common Stock, $.001 par value,
      Authorized 50,000,000 shares
      16,152,518 issued and outstanding                          16,152                        12,000
     Additional Paid in Capital                              18,561,104                     6,153,000
     Cumulative Translation Adjustment                           87,400                        30,000
     Accumulated Deficit                                     (8,409,467)                   (5,525,000)
                                                           ------------                  ------------

     Total Stockholders' Equity                              10,255,189                       670,000
                                                           ------------                  ------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                     $ 11,326,044                  $  4,347,000
                                                           ============                  ============

INTERAMERICAS COMMUNICATIONS CORPORATION
STATEMENT OF OPERATIONS (UNAUDITED)


                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                 --------------------------------------------
                                                     1996                            1995
                                                 ------------                 ---------------
SALES                                            $    363,670                  $    112,027

COST OF SALES                                         245,073                        69,397

                                                 ------------                  ------------

GROSS PROFIT                                          118,597                        42,630
                                                 ------------                  ------------


EXPENSES:
     GENERAL AND ADMINISTRATIVE                     1,324,117                       573,712
                                                 ------------                  ------------


TOTAL EXPENSES                                      1,324,117                       573,712
                                                 ------------                  ------------

LOSS FROM OPERATIONS                               (1,205,520)                     (531,082)

INTEREST INCOME                                        22,515
INTEREST EXPENSE                                      (17,878)                      (47,633)
FOREIGN EXCHANGE TRANSACTIONS - NET                   (10,793)
                                                 ------------                  ------------

NET LOSS                                         $ (1,211,676)                 $   (578,715)
                                                 ============                  ============


NET LOSS PER SHARE                               $      (0.08)                 $      (0.04)
                                                 ============                  ============


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                        16,152,518                    11,951,685
                                                 ============                  ============



INTERAMERICAS COMMUNICATIONS CORPORATION
STATEMENT OF OPERATIONS (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                 ---------------------------------------------
                                                      1996                         1995
                                                 -------------                ----------------
SALES                                            $    476,591                  $    219,027

COST OF SALES                                         618,276                       335,397

                                                 ------------                  ------------

GROSS PROFIT                                         (141,685)                     (116,370)
                                                 ------------                  ------------


EXPENSES:
     GENERAL AND ADMINISTRATIVE                     2,671,681                     1,429,712
                                                 ------------                  ------------


TOTAL EXPENSES                                      2,671,681                     1,429,712
                                                 ------------                  ------------

LOSS FROM OPERATIONS                               (2,813,366)                   (1,546,082)

INTEREST INCOME                                        36,274
INTEREST EXPENSE                                      (95,815)                      (47,633)
FOREIGN EXCHANGE TRANSACTIONS - NET                   (10,793)
                                                 ------------                  ------------

NET LOSS                                         $ (2,883,700)                 $ (1,593,715)
                                                 ============                  ============


NET LOSS PER SHARE                               $      (0.20)                 $      (0.17)
                                                 ============                  ============


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                        14,345,509                     9,579,784
                                                 ============                  ============




INTERAMERICAS COMMUNICATIONS CORP.
STATEMENT OF CASH FLOWS (UNAUDITED)





                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                    ---------------------------------
                                                                          1996               1995
                                                                    --------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       NET LOSS                                                     $ (2,883,700)       $ (1,593,715)
       ADJUSTMENTS TO RECONCILE LOSS TO CASH
          PROVIDED/USED FROM OPERATING
          ACTIVITIES:
       AMORTIZATION                                                      215,682
       DEPRECIATION EXPENSE                                              518,220             186,382
       CHANGES IN ASSETS AND LIABILITIES:
       (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE                       (271,972)            (83,252)
       (INCREASE) DECREASE IN OTHER CURRENT ASSETS                      (126,976)             71,157
       INCREASE (DECREASE) IN OTHER CURRENT LIABILITIES                   28,199             228,366
       (INCREASE) DECREASE IN ACCOUNTS PAYABLE
          AND ACCRUED EXPENSES                                          (950,433)           (488,930)
                                                                     -----------         -----------

NET CASH (USED) BY OPERATING ACTIVITIES                               (3,470,980)         (1,679,992)

CASH FLOWS FORM INVESTING ACTIVITIES:
       SALE OF COMMON STOCK                                                1,939               6,000
       SHORT TERM LINE OF CREDIT                                          32,564
       REPAYMENT OF NOTES PAYABLE                                     (1,029,612)            195,000
       CAPITAL CONTRIBUTIONS                                           7,443,437           2,089,000
       NET PROCEEDS FROM ISSUANCE
        OF NOTES PAYABLE                                               1,232,800
       STOCKHOLDER LOAN                                                                       30,000
                                                                     -----------         -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                              7,681,128           2,320,000
                                                                     -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       ACQUISITION OF PROPERTY AND EQUIPMENT                            (334,124)           (722,245)
       ACQUISITION OF HEWSTER, S.A                                    (1,500,000)
       ACQUISITION OF OTHER INTANGIBLES                                  (28,192)
       ACQUISITION/DISPOSAL OTHER ASSETS                                  43,966              52,000
                                                                     -----------         -----------

NET CASH (USED) BY INVESTING ACTIVITIES                               (1,818,350)           (670,245)
                                                                     -----------         -----------

NET INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS                                            2,391,798             (30,237)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   56,897             (77,000)

CASH AND CASH EQUIVALENTS AT
       BEGINNING OF PERIOD                                                57,000             114,000
                                                                     -----------         -----------

CASH AND CASH EQUIVALENTS AT
       END OF PERIOD                                                 $ 2,505,695         $     6,763
                                                                     ===========         ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH
   FINANCING ACTIVITIES
       CONVERSION OF NOTES PAYABLE TO EQUITY                         $   751,827
                                                                     ===========         ===========


                                     PART I

                              FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

Notes to Financial Statements (Unaudited)

         The Consolidated Balance Sheet as of September 30, 1996, the Consolidated Statements of Income for the nine months and three months ended September 30, 1996 and September 30, 1995 and the Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and September 30, 1995, have all been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position and results of operations for the periods presented, have been made.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto. Throughout this document, InterAmericas Communications Corporation ("ICCA"), Hewster Chile, S.A. formerly Hewster Servicios Intermedios, S.A. ("HSI"), VISAT Telecomunicaciones, S.A. ("VISAT") and the newly acquired Red de Servicios Empresariales de Telecomunicaciones ("RESETEL") are collectively referred to as the ("Company").

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

RESULTS OF OPERATIONS

         The unaudited Consolidated Statement of Operations reflects a net loss of $2,883,700 for the nine months ended September 30, 1996. Losses are attributable primarily to general and administrative expense and interest expense. The unaudited Consolidated Balance Sheet dated September 30, 1996 reflects an accumulated deficit of $8,409,467.

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

         The revenue in the three month period ended September 30, 1996 was $363,670 versus $112,027 for the same period in 1995, and the revenue for the nine months ended September 30, 1996 was $476,591 versus $219,027 for the same period in 1995. The general and administrative expenses for the Company for the three months ended September 30, 1996 was $1,324,117 versus $573,712 for the same period in 1995. In addition $95,815 of interest was accrued for the nine month period ending September 30, 1996.


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


FINANCING ACTIVITIES

         Net cash provided by financing activities for the first nine months of 1996 was $7,681,128 which includes net proceeds of $1,022,000 from the issuance of stock in a private sale to an off shore investor during the quarter ended March 31, 1996 and $6,424,000 raised in a Private Placement during June 1996. The cash provided by financing in the same period in 1995 was $2,320,000.


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


EFFECTS OF INFLATION

         The rate of inflation in Chile has remained one of the lowest in South America for the past five years, with rates below double digit and falling. The Company does not believe that inflation had any significant impact on operations in the first nine months of 1996, nor does it expect that it will have any significant impact on operations throughout the remainder of the year.


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


RECENT DEVELOPMENTS

ACQUISITION OF RED DE SERVICIOS EMPRESARIALES DE TELECOMUNICACIONES, S.A.("RESETEL")

         On May 7, 1996 InterAmericas Communications Corporation ("the Company") acquired 100% of the issued and outstanding stock of Red de Servicios de Telecomunicaciones, S.A., a Peruvian corporation, ("RESETEL") in exchange for 1,250,000 shares of Common Stock of the Company issued to the shareholders of RESETEL pursuant to a stock purchase agreement dated May 7, 1996. In addition, the Company paid debts owed to the shareholders and others in the amount of approximately $300,000. The purchase price of approximately $2,819,000 (including $6,000 of capitalized acquisition costs), net of cash acquired of approximately $300,000 has been substantially allocated to a concession and is included as part of intangibles in the accompanying consolidated balance sheet. The acquisition has been accounted for under the purchase method of accounting. A fair value of $2.25 was assigned to each share issued to the shareholders of Resetel based on the net proceeds per share in the March 1996 private placement. The terms of the agreement and the consideration paid to the shareholders of RESETEL were determined through arms-length negotiations among the parties.

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

         On September 2, 1996, the Company acquired the remaining 1% of the outstanding stock of Hewster from Hernan Streeter Rios. Hewster was merged into HSI. The combined entity is operating under the name of Hewster Chile, S.A. The acquisition has been accounted for under the purchase method of accounting. The estimated fair value of net assets acquired amounted to approximately $183. The excess of cost over the fair value of net assets acquired in the amount of $1,332 was recorded as goodwill and is included as part of the intangibles in the accompanying consolidated balance sheet.

         The acquisition has been accounted under the purchase method of accounting. The estimated fair value of net assets acquired amounted to approximately $183,000. The excess of cost over the fair value of net assets acquired in the amount of $1,332,000 was recorded as Goodwill and is included as part of the intangibles in the accompanying consolidated balance sheet.

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

APPOINTMENT OF CHIEF OPERATING AND FINANCIAL OFFICER

         On September 30, 1996, the Company appointed Mr. Carlos M. Menendez to be its Chief Operating Officer and Chief Financial Officer. Mr. Menendez is a highly experienced international financial and administrative executive with a strong background in foreign markets, strategic planning, divestitures and acquisitions, compensation systems, financial reporting and investor relations. Mr. Menendez's successful 26 year career includes 15 years as an international executive of Merck & Co. where he most recently served as the Vice President of Kelco Company, a $300MM international subsidiary where he held responsibility for all staff functions encompassing finance, information technology, human resources, business evaluations, public affairs and total quality management. Prior to joining Merck, Mr. Menendez held financial and audit positions with Beecham Products, Du Pont and Price Waterhouse. Mr. Menendez's international management skills will help to more rapidly integrate and expand the business operations of the Company.


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

(a)      Exhibit 27.  Financial Data Schedule (For SEC use only).


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

INTERAMERICAS COMMUNICATIONS CORP.






/s/ Carlos M. Menendez                                    DATE      11-14-96
-------------------------------------                          -----------------
Carlos M. Menendez
Chief Operating and Financial Officer