Form 10QSB/A
period 1997-03-31
INTERAMERICAS COMMUNICATIONS CORP
filed 1997-10-21
CIK 850629

                                  Form 10-QSB/A

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

This amendment is being filed to reflect as additional interest cost the value attributable to the ability of the holders of the 7% Convertible Debentures to convert such debentures at a share price less than the closing bid price (as reported by NASDAQ SmallCap Market) at time of conversion. The value attributable to the beneficial conversion features amounting to $310,000 had to be expensed at date of issuance because the agreement could allow the holders of such debentures to convert at that date. Of the total interest incurred, $500,000 of such costs were capitalized in connection with the Company's construction of its fiber optic network in Lima, Peru. These adjustments have been properly reflected in the accompanying financial statements.

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



InterAmericas Communications Corporation
Condensed Consolidated Balance Sheets

                                                        March 31, 1997     Dec. 31, 1996
                                                          (Unaudited)        Audited
                                                        --------------     -------------
                      ASSETS

CURRENT ASSETS
      Cash and cash equivalents                            $ 1,016,070      $   723,396
      Restricted cash                                          350,000                0
      Accounts receivable                                       42,887          113,277
      Other receivables                                         81,757           96,686
      Prepaid expenses                                         491,419          329,806
      Due from related parties                                 170,150           26,424
      Other current assets                                      69,046           38,236
                                                           -----------      -----------
           TOTAL CURRENT ASSETS                              2,221,329        1,327,825

OTHER NONCURRENT ASSETS
      Property and equipment, net                            4,327,024        3,956,130
      Intangible assets, net                                 4,961,669        5,028,107
      Other assets                                             126,869           42,333
                                                           -----------      -----------

      TOTAL ASSETS                                         $11,636,891      $10,354,395
                                                           ===========      ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Bank line of credit                                  $   350,000      $         0
      Accounts payable and
           accrued expenses                                  1,305,189        1,389,647
      Lease obligations, current                               138,605          114,308
      Other current liabilities                                388,048          171,303
                                                           -----------      -----------
           TOTAL CURRENT LIABILITIES                         2,181,842        1,675,258

OTHER LIABILITIES
      Convertible debentures                                 1,333,000                0
      Lease obligations, less current portion                  452,523          248,238
      Deferred income taxes                                    156,996          152,105
                                                           -----------      -----------
           TOTAL OTHER LIABILITES                            1,942,519          400,343
                                                           -----------      -----------

      TOTAL LIABILITIES                                      4,124,361        2,075,601

STOCKHOLDERS' EQUITY
      Preferred stock, $.001 par value, authorized
           10,000,000 shares, none issued                            0                0
      Common stock, $.001 par value, authorized
           50,000,000 shares, 16,152,518 issued
           and outstanding                                      16,153           16,153
      Additional paid in capital                            18,802,957       18,492,957
      Warrants                                                 167,000
      Accumulated deficit                                  (11,377,614)     (10,152,607)
      Cummulative translation adjustments                      (95,966)         (77,709)
                                                           -----------      -----------
           Total Stockholders' Equity                        7,512,530        8,278,794
                                                           -----------      -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $11,636,891      $10,354,395
                                                           ===========      ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

InterAmericas Communications Corporation
Condensed Consolidated Statements of Operations (Unaudited)

                                                              Three Months Ended March 31
                                                             ------------------------------
                                                                 1997              1996
                                                             -----------      ------------
Sales                                                        $   324,168      $     58,468

Cost of Sales                                                   (316,377)         (159,685)

General and administrative expenses                           (1,035,293)         (489,499)
                                                             -----------      ------------

      LOSS FROM OPERATIONS                                    (1,027,502)         (590,716)

Interest income and other                                         17,901               592

Interest expense                                                (215,406)          (30,805)
                                                             -----------      ------------

      NET LOSS                                               $(1,225,007)     $   (620,929)
                                                             ===========      ============

      NET LOSS PER SHARE                                     $     (0.08)     $      (0.05)
                                                             ===========      ============

      WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              16,152,518        12,198,076
                                                             ===========      ============




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

InterAmericas Communications Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                      Three Months Ended March 31
                                                                     -----------------------------
                                                                         1997              1996
                                                                     -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                             $(1,225,007)      $  (620,929)
Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
           Amortization and depreciation expense                         220,002           111,672
           Benefit conversion interest, net
               of capitalized interest                                   178,000                 0
           Changes in assets and liabilities:
               Accounts receivable                                        70,390           (42,199)
               Other receivables                                          14,929
               Prepaid expenses                                         (161,613)
               Due from related parties                                 (143,726)
               Other current assets                                      (30,810)          (29,432)
               Accounts payable and accrued expenses                     (84,458)         (648,772)
               Lease obligations, current                                 24,297                 0
               Other current liabilities                                 216,745                 0
                                                                     -----------       -----------

           NET CASH USED IN OPERATING ACTIVITIES                        (921,251)       (1,229,660)

CASH FLOWS FROM INVESTING ACTIVITES:
      Acquisition of equipment                                          (392,458)          (96,453)
      (Increase)/Decrease in other assets                                (79,645)            5,240
      (Increase) in restricted cash                                     (350,000)                0
                                                                     -----------       -----------
           NET CASH USED IN INVESTING ACTIVITES:                        (822,103)          (91,213)
                                                                     -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Notes payable to Related Party                                           0         1,232,800
      Proceeds from credit agreements                                  2,054,285            83,142
      Issuance of Common Stock                                                 0         1,125,000
                                                                     -----------       -----------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                   2,054,285         2,440,942
                                                                     -----------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                310,931         1,120,069
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  (18,257)           12,498
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         723,396            57,000
      Exchange rates                                                     (18,257)           12,498
                                                                     -----------       -----------

      CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 1,016,070       $ 1,189,567
                                                                     ===========       ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
      CONVERSION OF NOTES PAYABLE TO EQUITY                                            $ 1,985,627
                                                                                       ===========
      RESTRICTED CASH RECEIVED FROM BANK LINE OF CREDIT              $   350,000
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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

         The Company's sales for the three months ended March 31, 1997 were $324,168 as compared to $58,468 for the three months ended March 31, 1996. This increase of approximately $265,700, was attributable to the acquisition of Hewster Servicios Intermedios, S.A. on July 31, 1996 (currently an operating division of Hewster), an investment in the required infrastructure necessary to drive incremental sales, and ongoing marketing of the Company's fiber optic network in Santiago.

         The Company's cost of sales for the three months ended March 31, 1997 was $316,377 as compared to $159,685 for the three months ended March 31, 1996. This increase of approximately $156,692, was attributable to added costs associated with the increase in sales discussed above. For the first quarter of 1997 the increase in cost of sales was at a slower rate than the increase in sales, as compared to the first quarter of 1996, because a greater portion of the Company's sales costs were more variable in nature during 1997.

         The Company's selling, general and administrative expenses ("SG&A") for the three months ended March 31, 1997 were $1,035,293 as compared to $489,499 for the three months ended March 31, 1996. This increase of approximately $545,794, was primarily attributable to an increase in the number of personnel at Hewster, additional marketing expenses related to the Chilean fiber optic network and corporate expenses related to financing and business development opportunities. Mr. Northland, the Company's new CEO, continues to emphasize the importance of controlling all costs, especially SG&A, even though the Company is growing rapidly.

         The Company's interest expense for the three months ended March 31, 1997 was $215,406 as compared to $30,805 for the three months ended March 31, 1996. This increase of approximately $184,601, was due to additional financing costs related to the issuance of convertible debentures in February 1997.

         The Company's net loss for the three months ended March 31, 1997 was $1,225,007 as compared to $620,929 for the three months ended March 31, 1996. The increase in the Company's net loss was primarily due to the ongoing investment in the Company's infrastructure in anticipation that sales will increase in the future.

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

         Cash used in operating activities for the three months ended March 31, 1997 was approximately $1.0 million as compared to approximately $1.2 million for the three months ended March 31, 1996. Cash used in operating activities relate primary to operational, administrative and business development expenses incurred prior to the generation of revenues.

         Cash provided by financing activities during the three months ended March 31, 1997 approximated $2.1 million and relates primarily to the proceeds received from the issuance of convertible debentures in February 1997. Cash used in investing activities during the three months ended March 31, 1997 was approximately $822,000. These funds were used primarily to expand the Company's fiber optic networks in Chile and Peru.

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

                                    PART II

                               OTHER INFORMATION

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

       (a) The exhibits listed below are filed as part of this Report.

             EXHIBIT NO.                        DESCRIPTION
             -----------        ------------------------------------------------

              * 10.1 Executive Employment and Severance Agreement dated April 14, 1997 between InterAmericas Corporation and Douglas G. Geib II.


              * 10.2 Stock Option Agreement dated May 1, 1997 between InterAmericas Communications Corporation and Douglas G. Geib II.


              * 10.3 Registration Rights Agreement dated May 1, 1997 between InterAmericas Communications
                                Corporation and Douglas G. Geib II.

              * 10.4 Securities Purchase Agreement dated May 6, 1997 between InterAmericas Communications
                                Corporation and Arcadia Importers and
                                Exporters, Inc.

              * 10.5 Debenture dated May 6, 1997 issued by InterAmericas Communications Corporations to Arcadia Importers and Exporters, Inc.

              * 10.6 Registration Rights Agreement dated May 6, 1997 between InterAmericas Communications
                                Corporation and Arcadia Importers and
                                Exporters, Inc.

                27              Financial Data Schedule (for SEC use only)

       (b) During the first quarter of 1997, the Company did not file a Form 8-K.


*Previously filed as an exhibit to Form 10-Q filed with the SEC on May 14, 1997 and incorporated herewith by reference.

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