Form 10QSB
period 1997-09-30
INTERAMERICAS COMMUNICATIONS CORP
filed 1997-11-13
CIK 850629

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------
  (Mark One)


      x          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
   -------       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                           PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION
   -------           PERIOD FROM                    TO
                                 -------------------  --------------------




                       Commission file number 0-25194

--------------------------------------------------------------------------------

                    INTERAMERICAS COMMUNICATIONS CORPORATION
       (Exact Name of Small Business Issuer as Specified in Its Charter)


                  Texas                                   87-0464860
     (State or Other Jurisdiction of          (IRS Employer Identification No.)
      Incorporation or Organization)


                1221 Brickell Avenue
                   Miami, Florida                             33131
     (Address of Principal Executive Offices)               (Zip Code)


                                 (305) 377-6790
                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period than that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                  Yes       x                   No
                         -------                    --------


State the number of shares outstanding of each of the issuer's classes of common equity, as of October 27, 1997: 18,984,300

               NOTE: Page 1 of 22 sequentially numbered pages.

                  INTERAMERICAS COMMUNICATIONS CORPORATION

                                    INDEX

                                                                                                              PAGE
                                                                                                              ----

PART I.      FINANCIAL INFORMATION

             ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                         CONSOLIDATED BALANCE SHEETS -- AS OF SEPTEMBER 30, 1997 (UNAUDITED)
                              AND DECEMBER 31, 1996 (AUDITED)                                                  3

                         CONSOLIDATED STATEMENTS OF OPERATIONS -- NINE MONTHS AND THREE MONTHS
                              ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)                                    4

                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY -- NINE MONTHS ENDED
                              SEPTEMBER 30, 1997 (UNAUDITED)                                                   5

                         CONSOLIDATED STATEMENTS OF CASH FLOWS -- NINE MONTHS ENDED SEPTEMBER 30, 1997
                              AND 1996 (UNAUDITED)                                                             6

                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                      7

             ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS                                                                11

PART II.     OTHER INFORMATION

             ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                                     21


                    INTERAMERICAS COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                  (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)

                                                             SEPTEMBER 30,      DECEMBER 31,
                                                                 1997               1996
                                                              -----------      -------------
                                                              (UNAUDITED)        (AUDITED)
ASSETS
Current assets:
  Cash and cash equivalents...............................    $      299          $    723
  Restricted bank deposits................................           164                --
  Accounts receivable.....................................            76               113
  Other receivables.......................................            80                97
  Prepaid expenses........................................           467               330
  Due from related parties................................            27                26
  Other current assets....................................            29                38
                                                              ----------          --------
          Total current assets............................         1,142             1,327
Property and equipment at cost, net.......................         5,956             3,956
Intangible assets, net....................................         4,826             5,029
Deferred financing and offering costs.....................         1,797                42
                                                              ----------          --------
          Total assets....................................    $   13,721          $ 10,354
                                                              ==========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank lines of credit and Bridge Notes...................    $    1,407          $     --
  8% Convertible debentures...............................           532                --
  7% Convertible debentures...............................           861                --
  Accounts payable........................................         2,700               299
  Accrued expenses........................................           282               674
  Due to related parties..................................            47               416
  Lease obligations, current..............................            45               114
  Other current liabilities...............................            85               171
                                                              ----------          --------
          Total current liabilities.......................         5,959             1,674
Lease obligations, less current portion...................           463               248
Deferred income taxes.....................................           152               152
                                                              ----------          --------
          Total liabilities...............................         6,574             2,074
                                                              ----------          --------
Commitments and contingencies.............................            --                --
                                                              ----------          --------
Stockholders' equity
  Preferred stock, $.001 par value, authorized 10,000,000
     shares, none issued
  Common stock, $.001 par value, authorized 50,000,000
     shares, issued and outstanding as of
     December 31, 1996 and September 30, 1997,
     16,152,518 and 18,984,300 Shares, respectively.......            19                16
  Additional paid in capital..............................        27,026            18,493
  Warrants................................................           298                --
  Accumulated deficit.....................................       (20,044)          (10,151)
  Cumulative translation adjustments......................          (152)              (78)
                                                              ----------          --------
          Total stockholders' equity......................         7,147             8,280
                                                              ----------          --------
          Total liabilities and stockholders' equity......    $   13,721          $ 10,354
                                                              ==========          ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    INTERAMERICAS COMMUNICATIONS CORPORATION

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)

                                            NINE MONTHS ENDED         THREE MONTHS ENDED
                                               SEPTEMBER 30,             SEPTEMBER 30,
                                         -----------------------    -----------------------
                                            1997         1996          1997          1996
                                         ----------   ----------    ----------    ----------
                                                                         (UNAUDITED)
Sales................................   $      853    $      477    $      268   $      364

Operating expenses:
  Cost of sales......................          942           618           274          245
  Selling, general and administrative
     expenses........................        7,651         2,154         5,897        1,073
  Depreciation and amortization......          658           518           227          251
                                        ----------    ----------    ----------   ----------
                                             9,251         3,290         6,398        1,569
                                        ----------    ----------    ----------   ----------
Loss from operations.................       (8,398)       (2,813)       (6,130)      (1,205)
Interest expense.....................       (1,543)          (96)       (1,012)         (18)
Interest income......................           48            36            15           22
Other income (expense)...............           --           (11)           --          (11)
                                        ----------    ----------    ----------   ----------
Net loss.............................   $   (9,893)   $   (2,884)   $   (7,127)  $   (1,212)
                                        ==========    ==========    ==========   ==========
Net loss per share...................   $     (.61)   $     (.20)   $     (.44)  $     (.08)
                                        ==========    ==========    ==========   ==========
Weighted average common shares
  outstanding........................   16,170,296    14,345,509    16,205,851   16,152,518
                                        ==========    ==========    ==========   ==========

                  The accompanying notes are an integral part of these consolidated financial statements.

                    INTERAMERICAS COMMUNICATIONS CORPORATION

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                  (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)

                                              COMMON STOCK       ADDITIONAL                 CUMULATIVE       ACCRUED
                                          --------------------    PAID-IN     ACCUMULATED   TRANSLATION   DISTRIBUTIONS
                                            SHARES     AMOUNTS    CAPITAL       DEFICIT     ADJUSTMENTS   AND WARRANTS     TOTAL
                                          ----------   -------   ----------   -----------   -----------   -------------   -------
Balances at December 31, 1996...........  16,152,518     $ 16     $18,493      $(10,151)       $ (78)        $    --      $ 8,280
Warrants to purchase common stock.......          --       --          --            --           --             298          298
Beneficial conversion features related
  to convertible debentures.............          --       --         810            --           --              --          810
Currency translation adjustment.........          --       --          --            --          (74)             --          (74)
Conversion of debt......................   1,101,782        1       1,993                                                   1,994
Stock issued to certain officers and
  former directors......................   1,350,000        1       4,639                                                   4,640
Stock issued for financial assistance
  and extinguishment of liability to
  related parties.......................     380,000        1       1,091                                                   1,092
Net loss................................          --       --          --        (9,893)          --              --       (9,893)
                                          ----------     ----     -------      --------        -----         -------      -------
Balances at September 30, 1997..........  18,984,300     $ 19     $27,026      $(20,044)       $(152)        $   298      $ 7,147
                                          ==========     ====     =======      ========        =====         =======      =======

                  The accompanying notes are an integral part of these consolidated financial statements.

                    INTERAMERICAS COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                        ------------------
                                                         1997       1996
                                                        -------    -------
                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.........................................     $(9,893)   $(2,884)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization expense..........         658        518
    Amortization of deferred financing costs and
      original issue discounts.....................          91        216
    Beneficial conversion features on convertible
      debentures...................................         810         --
    Capitalized interest related to network
      construction.................................        (600)        --
    Non-cash compensation and consulting expense...       4,640         --
    Financial assistance exchanged for
      common stock.................................         852         --
    Changes in assets and liabilities:
      Accounts receivable..........................          37       (272)
      Due from related parties.....................          (1)        --
      Other receivables............................          17         --
      Prepaid expenses.............................        (137)        --
      Other current assets.........................           9       (127)
      Accounts payable and accrued expenses........         297       (950)
      Due to related parties.......................        (129)        --
      Other current liabilities....................         (86)        28
                                                        -------    -------
         Cash used in operating activities.........      (3,435)    (3,471)
                                                        -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment...............      (1,855)      (334)
  Acquisition of Visat.............................          --         --
  Acquisition of Hewster...........................          --     (1,500)
                                                        -------    -------
         Cash used in investing activities.........      (1,855)    (1,834)
                                                        -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock.........................          --      7,443
  Proceeds from issuance of convertible
    debentures.....................................       3,500         --
  Net proceeds from issuance of notes payable
    and Bridge Notes ..............................         950        203
  Deferred financing and offering costs............                     51
  Proceeds from bank line of credit, net of
    restricted bank deposits.......................         343         --
  Proceeds from leasing obligations................         147         --
                                                        -------    -------
         Cash provided by financing activities.....       4,940      7,697
                                                        -------    -------
Net increase (decrease) in cash and cash
  equivalents......................................        (350)     2,392
Effect of exchange rate changes on cash............         (74)        57
Cash and cash equivalents at beginning of year.....         723         57
                                                        -------    -------
Cash and cash equivalents at end of period.........     $   299    $ 2,506
                                                        =======    =======

Supplemental Non-cash Investing and Financing Activities:

a. During the nine months ended September 30, 1997, the company authorized the issuance of 1,101,782 shares of Common Stock to convert outstanding debt, and related accrued interest, totaling $1,994,000. See Note 3 herein.
b. During the nine months ended September 30, 1997, the Company issued 80,000 shares of Common Stock to extinguish a $240,000 liability with a related party.
c. During the nine months ended September 30, 1997 the Company issued warrants to purchase shares of Common Stock valued at $298,000.
d. During the nine months ended September 30, 1997 the Company deferred approximately $1,755,000 of offering costs that were not paid as of the end of this period.


              The accompanying notes are an integral part of these consolidated financial statements.

                          PART I FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

      The unaudited condensed consolidated financial statements included herein have been prepared by the Company. The foregoing statements contain all adjustments, consisting only of normal recurring adjustments which are, in the opinion of the Company's management, necessary to present fairly the consolidated financial position of the Company as of September 30, 1997 and the consolidated results of its operations and its consolidated cash flows for the three month and nine month periods ended September 30, 1997 and 1996.

     Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 1996 audited financial statements of the Company and the notes thereto.

NOTE 1 -- SIGNIFICANT SUBSEQUENT EVENT

     On October 27, 1997, the Registrant completed a private offering (the "Offering") pursuant to Rule 144A and Regulation S promulgated under the U.S. Securities Act of 1933 (the "Act") of 150,000 Units, consisting of an aggregate of $150 million aggregate principal amount of 14% Senior Notes due October 27, 2007 and 5,250,000 warrants to purchase 5,250,000 shares of Common Stock of the Registrant at an exercise price of $4.40 per share. The warrants when exercised would entitle the holders thereof to acquire an aggregate of 5,250,000 shares of Common Stock, representing approximately 15.2% of the Common Stock of the Registrant on a fully diluted basis as of the date of the consummation of the Offering (assuming full vesting and exercise of all options and warrants outstanding as of October 22, 1997). In addition, UBS Securities LLC, the Initial Purchaser of the Units in the Offering, was granted 2,250,000 warrants to acquire 2,250,000 shares of Common Stock of the Registrant at an exercise price of $4.40 per share.

      The net proceeds to the Company from the Offering were approximately $142.5 million, after deducting the underwriting discount and estimated offering expenses. In addition, approximately $58.0 million of the proceeds were used to purchase a portfolio of securities that was deposited in escrow for payment of interest on the Senior Notes through October 27, 2000 and, under certain circumstances, as security for repayment of principal of the Senior Notes. The Company expects to use the remaining proceeds as follows (all amounts represent approximations): (i) $62.0 million to expand and operate the Company's fiber optic networks in Peru and Chile; (ii) up to $7.2 million to consummate the Iusatel Acquisition; (iii) $2.9 million to redeem the Convertible Debentures;
(iv) $1.5 million to pay existing short-term liabilities of the Company, including outstanding bank debt and trade payables; (v) $975,000 to pay indebtedness under the Bridge Notes (as defined herein); and (vi) the remaining amounts for general corporate purposes. While the Company currently expects to use the proceeds of the Offering as set forth above, there can be no assurance that the Company's actual expenditures will equal the currently anticipated amounts.

     As part of its business strategy, the Company intends to continue to evaluate potential acquisitions, joint ventures and strategic alliances in companies that own existing networks or companies that provide services that complement the Company's existing businesses. Although the Company continues to consider potential acquisitions from time to time, other than the pending acquisition of Iusatel Chile S.A. ("Iusatel"), no agreement in principle to acquire or effect any acquisition has been reached. Furthermore, there can be no assurance that the acquisition of Iusatel will be consummated upon the terms presently contemplated or at all. New sources of capital such as credit facilities and other borrowings, and additional debt and equity issuances, may be used to fund such acquisitions and similar strategic investments. See "Note 3."

NOTE 2 -- LEGAL PROCEEDINGS

     On July 3, 1997, NU Investments, LLC and KA Investments LDC (collectively, "Plaintiffs"), filed suit in the U.S. District Court for the Northern District of Illinois, Eastern Division against the Company, Mr. Patricio E. Northland, President, CEO and Chairman of the Board of the Company, and each of Phillip S. Magiera and Paul A. Moore, former directors of the Company, alleging breach of contract, violation of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, and fraudulent misrepresentation for the Company's failure to file a registration statement to register the resale of shares of Common Stock issuable upon the conversion of Plaintiffs' 7% Convertible Debentures and the exercise of warrants to purchase 100,000 shares of Common Stock. See Note 4 included herein for additional details on the 7% Convertible Debentures. Plaintiffs have demanded compensatory damages in the amount of $1.5 million plus prejudgment interest and costs. The Company believes that it has meritorious defenses to the Plaintiffs' claims, and intends to defend this action fully and vigorously. Moreover, even if the Company is found to be liable in this action, it does not believe that any such liability will have a material adverse effect on the Company's business, financial condition and results of operations.

NOTE 3 -- THE PENDING IUSATEL ACQUISITION

     During August 1997, the Company entered into an agreement to acquire Iusatel Chile, S.A. ("Iusatel"), a Chilean long distance carrier based in Santiago, Chile. Iusatel is controlled by a shareholder of the Company. Iusatel currently provides national and international long distance services in Chile through its own gateway switch and satellite earth station as well as through interconnection with other Chilean long distance carriers.

     The Iusatel Agreement provides for the purchase by the Company of 100% of the issued and outstanding capital stock of Iusatel for $5,250,000 in cash (the "Iusatel Purchase Price"). The Iusatel Purchase Price may be reduced to the extent that the net worth of Iusatel as of August 31, 1997 is less than $1,582, as determined pursuant to an audited balance sheet. The Iusatel Purchase Price may be increased by up to a maximum of $2,000,000 (the "Additional Payment") based upon Iusatel's EBITDA for the four months ended December 31, 1997. The Iusatel Agreement also provides for the election of Hernan Streeter, the principal shareholder of Iusatel and the former Chairman and Chief Executive Officer of the Company, to Iusatel's Board of Directors for a term until the earlier to occur, of (A) December 31, 1997 or (B) the date of the Additional Payment, if any. The consummation of the Iusatel acquisition is subject to a number of conditions, many of which, including governmental consent, are beyond the Company's control. The Company currently is in the process of renegotiating certain provisions of the Iusatel Agreement. There can be no assurance that the acquisition of Iusatel will be consummated upon the terms presently contemplated or at all. In connection with the acquisition of Iusatel, the Company has agreed to pay a director of the Company a fee in the aggregate amount of 100,000 shares of Common Stock for his services in facilitating the transaction.

NOTE 4 -- CONVERTIBLE DEBENTURES


     On February 3, 1997, ICCA issued $1.5 million aggregate principal amount of 7% Convertible Debentures (the "7% Convertible Debentures") due February 3, 2000 and warrants to purchase an aggregate of 100,000 shares of Common Stock. On May 6, 1997, ICCA issued $2.0 million aggregate principal amount of 8% Convertible Debentures (the "8% Convertible Debentures") due April 30, 1998 and warrants to purchase an aggregate of 20,000 shares of Common Stock. Original issue discounts of $167,000 and $31,000 related to the 7% Convertible Debentures and the 8% Convertible Debentures, respectively, resulted from proceeds allocated to the related warrants. The 7% Convertible Debentures and the 8% Convertible Debentures are collectively referred to as the "Convertible Debentures." The net proceeds of the Convertible Debentures were used to pay for (i) capital expenditures related to the Company's fiber optic networks, (ii) operating expenses of ICCA's wholly owned subsidiaries and (iii) corporate expenses primarily related to salaries, professional fees, travel, rent, and similar items.

     At the option of the Company, the Convertible Debentures may be redeemed at predetermined premiums, at any time or from time to time, upon not less than ten nor more than twenty days prior written notice. The prepayment price for the 7% Convertible Debentures and 8% Convertible Debentures shall equal 117% and 130%, respectively, of the principal amount to be prepaid plus accrued interest. In addition, the Convertible Debentures are convertible based on predetermined formulas, at the option of the holders, into Common Stock at any time prior to maturity at a conversion price that will be less than the closing bid price as reported by the Nasdaq SmallCap Market at time of conversion. The Company may be required to pay certain penalties if it fails to convert the Convertible Debentures, in a timely manner, pursuant to written notices received from the holders.

     In connection with the Convertible Debentures, the Company is required to file with the Commission a registration statement covering a sufficient number of shares of Common Stock into which the Convertible Debentures may be converted (the "Registered Shares"). As of November 12, 1997, the Company had not filed such registration statements with the Commission. Pursuant to the terms of the Convertible Debentures, the Company may be required to pay the holders certain penalties until such time as the Company either files the registration statement or redeems the Convertible Debentures. On July 3, 1997 the holders of the 7% Convertible Debentures filed suit against the Company and certain of its officers for failure to file a registration statement to register the shares of Common Stock issuable upon the conversion of the 7% Convertible Debentures and warrants to purchase 100,000 shares of Common Stock. See Note 1 included herein.

     During September 1997, the Company authorized the issuance of 851,162 shares of Common Stock in connection with the conversion of $1.45 million aggregate principal amount of its 8% Convertible Debentures, plus related accrued interest and authorized the issuance of 250,620 shares of Common Stock in connection with the conversion of $500,000 aggregate principal amount of its 7% Convertible Debentures, plus, related accrued interest. The Company's September 30, 1997 balance sheet reflects the impact of this conversion.

     The Company intends to redeem all outstanding Convertible Debentures. The Company estimates that $1.0 million and $550,000 in aggregate principal amount of the 7% Convertible Debentures and 8% Convertible Debentures, respectively, will be outstanding at such time. The Company estimates that its extraordinary loss on debt extinguishment will approximate $1.2 million. However, the magnitude of the Company's loss on debt extinguishment, could be lower or higher than the aforementioned amounts. Because the Convertible Debentures had not been redeemed at September 30, 1997, no extraordinary loss has been recorded in the Registrant's 1997 third quarter financial statements.

NOTE 5 -- STOCK OPTIONS AND GRANTS

     During July 1997 the Company issued 80,000 shares of Common Stock pursuant to an agreement made in March 1997 to a related party in order to extinguish a $240,000 obligation for consulting services that were rendered and accrued for as of December 31, 1996. The value assigned to the Shares approximated the quoted market price of the Nasdaq SmallCap Market on date of grant.

     During September 1997, the Company agreed to issue the following shares of Common Stock to the following officers of the Company: (i) 600,000 shares of Common Stock to Patricio E. Northland, President, Chief Executive Officer and Chairman of the Board and (ii) 250,000 shares of Common Stock to Douglas G. Geib II, Chief Financial Officer of the Company. In addition, on the same date, the Company granted the following stock options to the following officers at an exercise price of $2.13 per share: (i) Patricio E. Northland, President, Chief Executive Officer and Chairman of the Board, was granted options to acquire 600,000 shares of Common Stock, one-third of which vested immediately and the remainder in equal annual installments over the next two years; and (ii) Douglas
G. Geib II, Chief Financial Officer and a director of the Company, was granted options to acquire 250,000 shares of Common Stock, one third of which vested immediately and the remainder vest in equal annual installments over the next two years. Also, the Company agreed upon consummation of the Offering to grant options to acquire an additional 714,000 and 286,000 shares to Mr. Northland and Mr. Geib, respectively, at an exercise price of $4.40 per share. The Company recognized a non-cash charge to its Statement of Operations for the third quarter of 1997 in the amount of approximately $2,865,000 related to the issuance of such shares and grant of such options.

NOTE 6 -- BRIDGE NOTES

     During August and September 1997, ICCA entered into Bridge Loan Agreements with certain lenders (some of which are related parties) pursuant to which such lenders provided the Company loans of $950,000 aggregate principal amount of the Company's 10% Senior Notes (the "Bridge Notes"). As additional consideration for such loans, the Company issued warrants to acquire, for a period of five years from the date of the Bridge Notes, 95,000 shares of the Company's Common Stock at an exercise price equal to the closing market price of ICCA's Common Stock on the day of issuance. On October 27, 1997 the Company redeemed the Bridge Notes with the proceeds from the Offering.

NOTE 7 -- AGREEMENT WITH MAROON BELLS AND CERTAIN MAROON BELLS AFFILIATES

     During October 1997, the Company entered into an agreement with Maroon Bells, Theodore Swindells, Paul Moore and Phillip Magiera, to compensate them for past services rendered to ICCA. Pursuant to such agreement, the Company made a cash payment to Maroon Bells of $500,000 upon consummation of the Offering and issued to each of Messrs. Moore and Magiera 250,000 shares of Common Stock and options to acquire 250,000 shares of Common Stock at an exercise price of $2.13 per share. Messrs. Moore and Magiera resigned from ICCA's Board of Directors effective as of the date of the agreement. The Company recognized a non-cash charge in its Statement of Operations for the third quarter of 1997 in the amount of approximately $1,775,000 relating to these payments.


NOTE 8 -- DONOSO AGREEMENT

     During October 1997, the Company issued 300,000 shares of Common Stock to Eleazar Donoso for certain financial assistance Mr. Donoso provided to ICCA during its development stage. Mr. Donoso is a co-founder with Mr. Cargill, a director of ICCA, of Telectronic S.A. and its President. Mr. Donoso is also a shareholder of ICCA. The Company recorded a non-cash expense in its Statement of Operations for the third quarter of 1997 of $852,000 related to the aggregate fair value of such shares of Common Stock based on the date of the Settlement Agreement.

NOTE 9 -- NEW EMPLOYMENT AGREEMENT WITH PATRICIO E. NORTHLAND

      In September 1997, the Company entered into an employment and severance agreement (the "Northland Agreement") with Patricio E. Northland, President, Chief Executive Officer and Chairman of the Board of Directors of the Company, which replaced his former employment agreement with the Company. The Northland Agreement has a term of three years unless terminated earlier for cause, death or disability, and provides for an initial annual base salary of $350,000, subject to an increase of $50,000 in each of the second and third year of the agreement. In addition, Mr. Northland was granted non-qualified stock options to purchase 300,000 shares of ICCA's Common Stock in the following manner: 100,000 shares which vest on the date of employment at an exercise price of $4.00 per share; 100,000 shares which vest one year thereafter at an exercise price of $6.00 per share; and 100,000 shares which vest two years after the date of employment at an exercise price of $8.00 per share. In consideration of Mr. Northland's agreement to terminate his former employment agreement with the Company, which would have provided for a substantial bonus to Mr. Northland upon consummation of the Offering, the Company agreed to pay Mr. Northland a performance bonus of $250,000 and vest all of his existing options to acquire 1,000,000 shares of Common Stock granted under his prior employment agreement. The performance bonus of $250,000 was expensed by the Company in its 1997 third quarter.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

      Certain statements set forth herein including information with respect to the Company's plans and strategy for its business, acquisitions and related financings, are forward-looking statements. Such forward-looking statements are subject to material risks, uncertainties and contingencies, many of which are beyond control of the Company. As a result, the actual results, performance or achievements of the Company, may be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, investors and creditors are cautioned not to place undue reliance on such forward-looking statements.


COMPANY OVERVIEW

     InterAmericas Communications Corporation (the "Company" or "ICCA") is a new provider of high bandwidth integrated telecommunication services to high volume users through state of the art fiber optic networks located in Santiago, Chile and Lima, Peru. The Company began development of its networks in Chile and Peru in 1994 and 1996, respectively. As of September 30, 1997, the Company had
(i) constructed a 120 kilometer fiber optic network which extends through most of Santiago's downtown business district and the outlying industrial and airport corridor and (ii) completed construction of 60 kilometers of its fiber optic network in Lima. The Lima network, when completed, is expected to be approximately 230 kilometers in length and will extend throughout the major commercial and industrial districts of Lima, and the port city of Callao.

     The Company has historically operated as a Latin American telecommunications development stage company which has developed its operations in Latin America through the acquisition of holding and operating companies that own licenses, concessions or rights-of-way in what the Company believes to be attractive markets. The following table sets forth the name, principal market and date of acquisition of each entity acquired by the Company.

NAME                                                          MARKET           DATE OF ACQUISITION
----                                                          ------           -------------------
Hewster Servicios Intermedios, S.A. ("HSI").................  Santiago         July 15, 1994
VISAT, S.A. ("VISAT").......................................  Santiago         September 23, 1994
Red de Servicios de Telecomunicaciones, S.A. ("Resetel")....  Lima             May 7, 1996
Hewster, S.A. ("HSA").......................................  Santiago         July 31, 1996
Iusatel Chile S.A. ("Iusatel")..............................  Santiago         pending

     HSI is a Chilean corporation engaged in the development of a fiber optic network in Santiago, Chile. VISAT is a Chilean corporation that holds a government concession to provide intermediate telecommunications services, including the installation and operation of a network of 12 satellite earth stations and a switch throughout Chile, which allows the Company to transmit either "C" or "KU" bands for satellite communications and broad band distribution. Resetel is a Peruvian corporation that holds a concession to build and operate a fiber-optic telecommunications network in Lima and Callao, Peru. HSA is a Chilean corporation that provides various network installation and systems integration services. HSI and HSA were combined to operate under the name of Hewster Chile, S.A. ("Hewster Chile") Currently, Hewster Chile, Visat, and Resetel are substantially wholly-owned subsidiaries of ICCA. Iusatel is a Chilean corporation which currently provides domestic and international long distance services in Chile through its own gateway switch and satellite earth station, as well as through interconnections with other Chilean long distance carriers.

     Due to lack of capital, the Company has been unable to complete its fiber optic networks and last mile connections in order to provide meaningful revenue generation. Thus, to date, the majority of the Company's revenues have been generated through systems integration and consulting fees provided by the Company's Hewster Chile operations. With the proceeds of the Offering, the Company anticipates that it will have the capital necessary to complete and leverage its networks to provide significant, sustainable network-based telecommunications revenues. Due to the changing scope of its operations, the Company believes that its historical operating results and statistics may not be indicative nor representative of future results and statistics.

  Sales

     Today, the Company derives its sales primarily from services provided by Hewster Chile which provides voice and data communications services on a private line basis, and supplies its customers with local and wide-area network design, engineering, systems integration and support services. The Company expects sales to increase significantly over the next few years due to the continued expansion of its operations.

  Costs of Sales

     Cost of sales include both the cost of services provided and the cost of equipment sold. At present, cost of sales relate principally to the Company's operations in Chile. Such costs of services include payments under lease agreements to install and operate the Company's fiber optic network in the Santiago subway system. The lease agreement requires payments based on monthly invoicing of the Company, subject to minimum amounts. The Company anticipates that the cost of sales will increase with the expansion of its operations. However, as a percentage of sales, the Company anticipates that the cost of sales will decrease over time as a result of achieving economies of scale in its operations.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses consist principally of compensation expense, professional fees, consulting services, travel costs, office rent and other general corporate expenses. As ICCA's subsidiaries expand their operations, complete construction of their fiber optic networks and add new customers, the Company expects a larger portion of selling, general and administrative expenses to be incurred at the subsidiary level. The Company expects selling, general and administrative expenses to increase over time as it continues to expand its operations. However, selling, general, and administrative expenses as a percentage of sales is expected to decrease over time with the expansion of the Company's operations, although during the next several years such costs could represent a higher percentage of sales compared to historical amounts, as the Company funds the infrastructure necessary to enhance sales in the future.

     Selling, general and administrative expenses for the three and nine month periods ended September 30, 1997 include non-cash compensation and consulting expense of $4,640,000 related to the value of shares of Common Stock and stock options issued to certain officers and former directors of the Company. See Notes 4 and 6 included herein and the Company's Form 8-K filed on October 16, 1997 for additional details.

  Depreciation and Amortization

     The Company depreciates its property and equipment over their estimated useful lives, which approximate twenty years for its fiber optic networks. Intangible assets acquired in the acquisition of HSI, HSA and Visat are being amortized over ten years. The concession purchased in the acquisition of Resetel is being amortized over its estimated useful life of twenty years. The Company believes that depreciation and amortization will continue to increase with the expansion of its operations.

  Interest Expense

     The Company currently incurs interest expense on capital leases and also incurs interest and related expenses attributable to the Company's Convertible Debentures that were issued during the nine months ended September 30, 1997. Interest expense has been reduced for amounts capitalized related to the Company's construction of its fiber optic networks.

     Interest costs reported with respect to the Company's Convertible Debentures include interest expense related to the stated coupon rate of interest, the value attributable to the ability of the holders to convert the debentures at a share price less than the closing bid price (as reported by the Nasdaq SmallCap Market) at time of conversion ("beneficial conversion features") and amortization of (i) deferred financing costs and (ii) original issue discounts related to detachable warrants. The value attributable to the beneficial conversion features have been expensed at date of issuance because the agreements could allow holders of the Convertible Debentures to convert at that date. As a result, for the nine months ended September 30, 1997 the Company incurred noncash interest cost of $810,000 related to the fair value of the beneficial conversion features. See also Note 3 included herein.

      Interest expense for the three and nine month periods ended September 30, 1997 include non-cash costs of $852,000 related to the value of 300,000 shares of Common Stock issued to an individual for certain financial assistance provided to the Company. See Note 7 included herein and the Company's Form 8-K filed on October 16, 1997 for additional details.

     The Company expects interest expense to increase significantly in the future due to the impact attributable to the Offering.

  Income Taxes

     The Company is subject to federal, state and foreign income taxes but has incurred no liability for such taxes due to net operating losses incurred. These net operating losses could be used to offset future taxable income. The Company's net deferred tax assets, which result primarily from the future benefit of these net operating losses, are fully offset by a valuation allowance for the same amount because of the uncertainty surrounding the future realization of these net operating loss carryforwards. However, as the Company expands its fiber optic networks in Chile and Peru, the Company expects to generate taxable income. Certain tax benefits could expire prior to the time the Company generates taxable income.

RESULTS OF OPERATIONS

     NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     SALES. The Company's sales were $853,000 for the nine months ended September 30, 1997 as compared to $477,000 for the nine months ended September 30, 1996. This increase of approximately $376,000 was attributable to the acquisition of HSA on July 31, 1996.

     COST OF SALES. The Company's cost of sales, relating principally to the Company's operations in Chile, was $942,000 for the nine months ended September 30, 1997 as compared to $618,000 for the nine months ended September 30, 1996. This increase of approximately $324,000 was attributable to the services provided by HSA.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's selling, general and administrative expenses were $7,651,000 for the nine months ended September 30, 1997 as compared to $2,154,000 for the nine months ended September 30, 1996. This increase of approximately $5,497,000 was primarily attributable to non-cash compensation and consulting expense of $4,640,000 related to the value of shares of Common Stock and stock options issued to certain officers and former directors of the Company, an increase in corporate expenses related to salaries, professional fees and travel attributable to the ongoing support of the Company's subsidiary operations, as well as corporate development opportunities, and expenses attributable to the Company's Resetel and Hewster subsidiaries which were acquired by the Company in May and July 1996, respectively.

     DEPRECIATION AND AMORTIZATION. The Company's depreciation and amortization expenses were $658,000 for the nine months ended September 30, 1997 as compared to $518,000 for the nine months ended September 30, 1996. This increase of approximately $140,000 was primarily attributable to an increase in amortization expense related to the intangible assets purchased in the acquisitions of Resettle and Hester.

     INTEREST EXPENSE. The Company's interest expense was $1,543,000 for the nine months ended September 30, 1997 as compared to $96,000 for the nine months ended September 30, 1996. This increase of approximately $1,447,000 was due to additional financing costs related to the issuance of Convertible Debentures in February and May 1997 and the non-cash charge of $852,000 related to the value of 300,000 shares of Common Stock issued to an individual for certain financial assistance provided to the Company. Of the total interest cost incurred by the Company for the nine month period ended September 30, 1997, $600,000 of such costs were capitalized in connection with the Company's construction of its fiber optic network in Lima, Peru.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     SALES. The Company's sales were $268,000 for the three months ended September 30, 1997 as compared to $364,000 for the three months ended September 30, 1996. This decrease of approximately $96,000 was attributable to the lack of cash resources available to expand the Company's business.

     COST OF SALES. The Company's cost of sales, relating principally to the Company's operations in Chile, was $274,000 for the three months ended September 30, 1997 as compared to $245,000 for the three months ended September 30, 1996. This increase of approximately $29,000 was attributable to lower margins on Company sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's selling, general and administrative expenses were $5,897,000 for the three months ended September 30, 1997 as compared to $1,073,000 for the three months ended September 30, 1996. This increase of approximately $4,824,000 was primarily attributable to non-cash compensation and consulting expense of $4,640,000 related to the value of shares of Common Stock and stock options issued to certain officers and an increase in corporate expenses related to salaries and professional fees.


     DEPRECIATION AND AMORTIZATION.    The Company's depreciation and
amortization expenses were $227,000 for the three months ended September 30, 1997 as compared to $251,000 for the three months ended September 30, 1996. This decrease of approximately $24,000 was primarily attributable to an immaterial refinement in the Company's estimates for depreciation.


     INTEREST EXPENSE. The Company's interest expense was $1,012,000 for the three months ended September 30, 1997 as compared to $18,000 for the three months ended September 30, 1996. This increase of approximately $994,000 was due to additional financing costs related to the issuance of Convertible Debentures in February and May 1997 and the non-cash charge of $852,000 related to the value of 300,000 shares of Common Stock issued to an individual for certain financial assistance provided to the Company. Of the total interest cost incurred by the Company for the three month period ended September 30, 1997, $100,000 of such costs were capitalized in connection with the Company's construction of its fiber optic network in Lima, Peru.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has been primarily engaged in start-up activities requiring substantial expenditures. Consequently, the Company has reported losses from operations, before interest, of approximately $2.2 million, $2.5 million and $4.4 million for the years ended December 31, 1994, 1995 and 1996, respectively, as well as a loss from operations, before interest, for the nine months ended September 30, 1997 of approximately $8.4 million. In addition, the Company has reported cash used in investing activities of approximately $2.0 million, $1.2 million and $3.0 million for the years ended December 31, 1994, 1995 and 1996, respectively, as well as cash used in investing activities for the nine months ended September 30, 1997 of approximately $1.9 million. Cash used in investing activities related primarily to the purchase of property and equipment and the acquisitions of Visat and HSA. Further development of the Company's business and the expansion of its fiber optic networks, service offerings and customer base will require significant additional expenditures, and the Company expects that it will have significant operating losses and net cash outflows from operating and investing activities in the foreseeable future.

     Since inception, the Company has funded its cash needs through private placements of its equity and debt securities.

     On October 27, 1997, the Registrant completed a private offering (the "Offering") pursuant to Rule 144A and Regulation S promulgated under the U.S. Securities Act of 1933 (the "Act") of 150,000 Units, consisting of an aggregate of $150 million aggregate principal amount of 14% Senior Notes due October 27, 2007 and 5,250,000 warrants to purchase 5,250,000 shares of Common Stock of the Registrant at an exercise price of $4.40 per share. The warrants when exercised would entitle the holders thereof to acquire an aggregate of 5,250,000 shares of Common Stock, representing approximately 15.2% of the Common Stock of the Registrant on a fully diluted basis as of the date of the consummation of the Offering (assuming full vesting and exercise of all options and warrants outstanding as of October 22, 1997). In addition, UBS Securities LLC, the Initial Purchaser of the Units in the Offering, was granted 2,250,000 warrants to acquire 2,250,000 shares of Common Stock of the Registrant at an exercise price of $4.40 per share.

      The net proceeds to the Company from the Offering were approximately $142.5 million, after deducting the underwriting discount and estimated offering expenses. In addition, approximately $58.0 million of the proceeds were used to purchase a portfolio of securities that was deposited in escrow for payment of interest on the Senior Notes through October 27, 2000 and, under certain circumstances, as security for repayment of principal of the Senior Notes. The Company expects to use the remaining proceeds as follows (all amounts represent approximations): (i) $62.0 million to expand and operate the Company's fiber optic networks in Peru and Chile; (ii) up to $7.2 million to consummate the Iusatel Acquisition; (iii) $2.9 million to redeem the Convertible Debentures;
(iv) $1.5 million to pay existing short-term liabilities of the Company, including outstanding bank debt and trade payables; (v) $975,000 to pay indebtedness under the Bridge Notes (as defined herein); and (vi) the remaining amounts for general corporate purposes. While the Company currently expects to use the proceeds of the Offering as set forth above, there can be no assurance that the Company's actual expenditures will equal the currently anticipated amounts.

     As part of its business strategy, the Company intends to continue to evaluate potential acquisitions, joint ventures and strategic alliances in companies that own existing networks or companies that provide services that complement the Company's existing businesses. Although the Company continues to consider potential acquisitions from time to time, other than the pending acquisition of Iusatel Chile S.A. ("Iusatel"), no agreement in principle to acquire or effect any acquisition has been reached. Furthermore, there can be no assurance that the acquisition of Iusatel will be consummated upon the terms presently contemplated or at all. New sources of capital such as credit facilities and other borrowings, and additional debt and equity issuances, may be used to fund such acquisitions and similar strategic investments. See "Note 3."

     Following completion of the Offering, the Company will be highly leveraged and will have substantial debt service requirements. As of September 30, 1997, on a pro forma basis after giving effect to the Offering, the application of the proceeds therefrom and the consummation of the Iusatel Acquisition, the Company would have had approximately $150.0 million of total long-term indebtedness. In addition, in each year since its inception the Company had net losses from operations and therefore had insufficient earnings to cover its fixed charges on a pro forma basis after giving effect to the Offering, the application of proceeds therefrom and the consummation of the Iusatel Acquisition. The Company's annual interest obligations under the Senior Notes substantially exceeds the Company's net income.

     The ability of ICCA to make scheduled payments with respect to its indebtedness, including the Senior Notes, will depend upon, among other things,
(i) its ability to implement its business plan, and to expand its operations and to successfully develop its customer base in its target markets, (ii) the ability of ICCA's subsidiaries to remit cash to ICCA in a timely manner and
(iii) the future operating performance of ICCA and its subsidiaries. Each of these factors is, to a large extent, subject to economic, financial, competitive, regulatory and other factors, many of which are beyond the Company's control. The Company expects that it will continue to generate cash losses for the foreseeable future. No assurance can be given that the Company will be successful in developing and maintaining a level of cash flow from operations sufficient to permit it to pay the principal of, and the interest on, its indebtedness, including the Senior Notes. If the Company is unable to generate sufficient cash flow from operations to service its indebtedness, including the Senior Notes, it may have to modify its growth plans, restructure or refinance its indebtedness or seek additional capital. There can be no assurance that (i) any of these strategies can be effected on satisfactory terms, if at all, in light of the Company's high leverage or (ii) any such strategy would yield sufficient proceeds to service the Company's indebtedness, including the Senior Notes. Any failure by the Company to satisfy its obligations with respect to the Senior Notes at maturity or prior thereto would constitute a default under the Indenture and could cause a default under other agreements governing current or future indebtedness of the Company.

     Substantially all of ICCA's assets are held by its subsidiaries and substantially all of ICCA's sales are derived from operations of such subsidiaries. Future acquisitions may be made through present or future subsidiaries of ICCA. Accordingly, ICCA's ability to pay the principal of, and interest and Liquidated Damages, if any, when due, on the Senior Notes is dependent upon the earnings of its subsidiaries and the distribution of sufficient funds from its subsidiaries. ICCA's subsidiaries will have no obligation, contingent or otherwise, to make funds available to ICCA for payment of the principal of, and interest and Liquidated Damages on, if any, the Senior Notes. In addition, the ability of ICCA's subsidiaries to make such funds available to ICCA may be restricted by the terms of such subsidiaries' current and future indebtedness, the availability of such funds and the applicable laws of the jurisdictions under which such subsidiaries are organized. Furthermore, ICCA's subsidiaries will be permitted under the terms of the Indenture to incur indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to ICCA. The failure of ICCA's subsidiaries to pay dividends or otherwise make funds available to ICCA could have a material adverse effect upon ICCA's ability to satisfy its debt service requirements including its ability to make payments on the Senior Notes.

     The Company believes the net proceeds from the Offering will be sufficient to satisfy the Company's liquidity needs through the end of 1999; however, there can be no assurance that the Company will have sufficient resources to meet its subsequent liquidity requirements.

     To accelerate its growth rate and to finance the launch or build-out of additional markets, the Company will consider obtaining financing from various sources, including vendor financing provided by equipment suppliers, project financing from commercial banks and international agencies, bank lines of credit and the sale of equity and debt securities. To the extent ICCA or any of its subsidiaries issues debt, its leverage and debt service obligations will increase. There can no assurance that the Company will be able to raise such capital on satisfactory terms, if at all. In addition, the Indenture related to the Senior Notes will limit the ability of ICCA and its subsidiaries to incur additional indebtedness.

EFFECTS OF INFLATION

     Inflation and exchange rate variations may have substantial effects on the Company's results of operations and financial condition. Generally, the effects of inflation in many Latin American countries, including Chile and Peru, have been offset in part by a devaluation of the local countries' currencies relative to the U.S. dollar. Nevertheless, the devaluation of each country's currency may have an adverse effect on the Company.

     A substantial portion of the Company's purchases of capital equipment and interest on the Senior Notes, is payable in U.S. dollars. To date, the Company has not hedged its currency risks with third parties and generally intends to be paid for its services in U.S. dollars or in local currencies with a pricing adjustment that is structured to protect the Company against the risk of fluctuations in exchange rates. However, sales to customers of the Company will be generally denominated in local currencies, and substantial or continued devaluations in such currencies relative to the U.S. dollar could have a negative effect on the ability of customers of the Company to absorb the costs of devaluation. This could result in the Company's customers seeking to renegotiate their contracts with the Company or, failing satisfactory renegotiation, defaulting on such contracts.

     In addition, from time to time, Latin American countries have experienced shortages in foreign currency reserves and restrictions on the ability to expatriate local earnings and convert local currencies into U.S. dollars. Also, currency devaluations in one country may have adverse effects in another country, as in late 1994 and 1995, when several Latin American countries were adversely impacted by the devaluation of the Mexican peso. Any devaluation of local currencies in the country where the Company operates, or restrictions on the expatriation of earnings or capital from such countries, could have a material adverse effect on the business, results of operations and financial condition of the Company.

EFFECTS OF NEW ACCOUNTING STANDARDS


     In February 1997, the FASB issued SFAS No. 128, EARNINGS PER SHARE. This statement is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 supersedes APB Opinion No. 15 and replaces primary and fully diluted EPS with basic and diluted EPS. Basic EPS is computed by dividing net income available to common shareholders by the weighted average common shares outstanding. Diluted EPS includes all dilutive potential common shares. The Company does not expect the new standard to have a material impact on its financial position or results of operations for 1997.

     In February 1997, the FASB issued SFAS No. 129, DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE. This statement is effective for financial statements issued for periods ending after December 15, 1997. SFAS 129 supersedes specific disclosure requirements of APB Opinion No. 10 and No. 15 and FASB Statement No. 47 and consolidates them into this Statement. FAS 129 contains no change in disclosure requirements for the Company as the Company was previously subject to the requirements of the above superseded statements.

     In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

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

     In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, effective for financial statements for periods beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement supersedes FASB Statement No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE, but retains the requirement to report information about major customers. It amends FASB Statement No. 94, CONSOLIDATION OF ALL MAJORITY-OWNED SUBSIDIARIES, to remove the special disclosure requirements for previously unconsolidated subsidiaries. In the initial year of application, comparative information for earlier years is to be restated. This statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. Management does not expect the new standard to have a material impact on the disclosure requirements for the Company in 1998.

                                   PART II

                              OTHER INFORMATION


EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits listed below are filed as part of this Report.

    EXHIBITS                                   DESCRIPTION
    --------                   ------------------------------------------------

       27                      Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K

          (i) During the third quarter of 1997 and preceding the filing of this Form 10Q, the Company filed three reports on Form 8-K as follows:

                     September 24, 1997 -- the Company filed a Form 8-K for purposes of disclosing an agreement to acquire Iusatel, a long-distance carrier in Santiago, Chile and to include the audited financial statements of Iusatel for the year ended December 31, 1996 and the unaudited financial statements for the six months ended June 30, 1997.

                     October 16, 1997 -- the Company filed a Form 8-K to announce several significant transactions that included:

                            Commencement of Private Placement

                            New Employment Agreement between the Registrant and Patricio E. Northland

                            Issuance of Shares and Grant of Stock Options to Certain Officers and Directors

                            Settlement Agreement between the Registrant and each of Maroon Bells Capital Partners, Inc., Theodore Swindells, Phillip Magiera and Paul A. Moore

                            Donoso Settlement Agreement

                            Conversion of Debentures into Common Stock

                            Pro Forma Financial Information to give effect to the Private Placement and the Iusatel Acquisition


                     November 3, 1997 -- the Company filed a Form 8-K to announce the completion of the Private Placement and to include updated pro forma financial statements related thereto.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf be the undersigned, thereunto duly authorized.

INTERAMERICAS COMMUNICATIONS CORP.



/s/ Patricio E. Northland                                               11/13/97
------------------------------------------------------------        ------------
Patricio E. Northland                                               Date
President, Chairman of the Board and Chief Executive Officer



/s/ Douglas G. Geib II                                                  11/13/97
------------------------------------------------------------        ------------
Douglas G. Geib II                                                  Date
Chief Financial Officer