Form 10KSB
period 1997-12-31
INTERAMERICAS COMMUNICATIONS CORP
filed 1998-03-10
CIK 850629

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark  One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  fiscal  year  ended  DECEMBER  31,  1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from  _________  to  ___________

                         Commission file number 0-25194

                    INTERAMERICAS COMMUNICATIONS CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

              Texas                                      87-0464860
  ------------------------------------         --------------------------------

     (State or other jurisdiction of            (IRS Employer Identification
      incorporation  or  organization               Number)

            2600 Douglas Road #501, Coral Gables, Florida       33134
--------------------------------------------------------------------------------
           (Address of Principal Executive Offices)         (Zip Code)

                    Issuer's telephone number: (305) 448-4422

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
        Title of Each Class                           on Which Registered
        -------------------                           -------------------

                    None                                None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.001
                                (Title of class)

                  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                 Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes / / No /X/

                  The Registrant's revenues for the year ended December 31, 1997 were $1,130,000.

                  The aggregate market value at February 25, 1998 of the Registrant's shares of Common Stock, $.001 par value (based upon the closing price of $2.31 per share of such shares on the Nasdaq SmallCap Market), held by non-affiliates of the Registrant was approximately $42,121,233. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such
individuals    are,  in  fact,  affiliates  of  the  Registrant.

                  At February 25, 1998, there were outstanding 19,084,300 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Certain portions of the Registrant's definitive proxy statement for the Annual Meeting of Stockholders scheduled to be held in May
1998 are incorporated by reference in Items 9 through 13 of Part III of this Annual Report on Form 10-KSB. Certain exhibits listed in Part III of this
Annual Report on Form 10-KSB are incorporated by reference from prior filings made by the Registrant under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

                   Transitional  Small  Business  Disclosure Format (check one):
Yes  / /  No  /X/


                                TABLE OF CONTENTS



                                                                           PAGE
PART I

Item 1    Description of Business . . . . . . . . . . . . . . . . . . . .     1

Item 2    Description of Property . . . . . . . . . . . . . . . . . . . .    23

Item 3    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .    24

Item 4    Submission of Matters to a Vote of Security Holders . . . . . .    24


PART II

Item 5    Market for Common Equity and Related Stockholder Matters. . . .    24

Item 6    Management's Discussion and Analysis
          Of Financial Condition and Results of Operations. . . . . . . .    25

Item 7    Financial Statements. . . . . . . . . . . . . . . . . . . . . .    32

Item 8    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure. . . . . . . . . . . . . . . . . . . .    47

PART III

Item 9    Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act . . . . . . .     *

Item 10   Executive Compensation. . . . . . . . . . . . . . . . . . . . .     *

Item 11   Security Ownership of Certain Beneficial Owners and Management.     *

Item 12   Certain Relationships and Related Party Transactions. . . . . .     *

Item 13   Exhibits, Financial Statement Schedules and Reports on Form 8-K     *

* The information required by this item is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held in May 1998.

                                     PART I

     This Annual Report on Form 10-KSB of InterAmericas Communications Corporation (the "Company") contains certain forward-looking statements within the meaning of the securities laws that are subject to many risks and uncertainties. All statements regarding the Company's and its subsidiaries' expected financial position, business and financing plans are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations ("Cautionary Statements") are disclosed in this report, including, without limitation, the information under "Management Discussion and Analysis of Financial Condition and Results of Operations" and "Business." All such forward-looking statements are expressly qualified in their entirety by the Cautionary Statements. See "Glossary of Defined Terms," for definitions of certain technical and industry terms used herein.


ITEM  1.    DESCRIPTION  OF  BUSINESS

OVERVIEW

     The Company is a new provider of high bandwidth integrated telecommunications services to high volume users in Santiago, Chile and Lima, Peru, including business customers and other telecommunications carriers. The Company believes that the size, expected growth and increasing deregulation of the telecommunications industry in Latin America offers the Company considerable opportunities to broaden its existing service offerings and to expand its recently commenced operations into additional key Latin American business centers.

     Prior to November 1996, the Company operated as a development stage company whose activities primarily consisted of the acquisition of licenses, concessions and rights-of way in certain key Latin American markets. Beginning in November 1996, with the hiring of a new management team, the Company has focused on the development and operation of high capacity fiber optic networks in Lima, Peru and Santiago, Chile.

     In May 1996, the Company acquired an operating company in Lima, Peru which holds one of only two local concessions that compete with Telefonica del Peru S.A. ("Telefonica") to provide local private line voice and data services. The Company intends to expand its existing service offerings to provide local public switched telephony upon the planned 1999 liberalization of Peru's telecommunications markets. The Company also intends to apply for a concession to provide public switched long distance services as regulation permits. The Company currently offers high speed data transmission services on a private line basis, including area network interconnection, remote terminal access, dedicated channels for access to the Internet and voice services on a private line basis. The Company's services are provided through its 90 kilometer digital fiber optic network in Lima, Peru, which the Company intends to expand to approximately 230 kilometers by the end of 1998. When completed, the Company's fiber optic network will extend throughout the major commercial and industrial districts of Lima and the port city of Callao (combined population of 7.5 million). The Company believes that its planned fiber optic network expansion and early implementation of private line and value-added services prior to the scheduled expiration of Telefonica's exclusive concession for public switched local and long distance services in July 1999 will enable the Company to develop a strong customer base and network presence.

     In Chile, the Company currently holds concessions to provide (i) voice and data transmission services and value-added services on a private line basis and
(ii) public switched domestic and international long distance services. The Company also maintains a concession to own and operate satellite earth stations throughout Chile and plans to apply for a concession to provide local public switched telephony services in Santiago. The Company currently provides similar services to those offered in Peru, as well as (i) private line remote analog digital telephone access and digital links for PBX to PBX connections, (ii) local and wide area network design and engineering and (iii) systems installation, integration and support services. The Company's services are provided through its 120 kilometer digital fiber optic network which currently extends through most of Santiago's downtown business district and the outlying industrial park and airport corridors. With the completion of last mile connections to its existing network and approval of a local telephony concession, the Company believes that it will be able to substantially broaden its product and service offerings and significantly increase its revenues in Chile.

     In December 1997, the Company acquired FirstCom Long Distance, S.A. ("FirstCom Long Distance"), formerly Iusatel Chile, S.A., an operating company in Santiago, Chile, which provides domestic and international long distance services. FirstCom Long Distance's long distance traffic is switched and transported, in part, through its own gateway switch and satellite earth station, as well as through interconnections with other Chilean long distance carriers. The Company believes that the acquisition of FirstCom Long Distance will enable the Company to: (i) provide long distance services to its existing corporate customers; (ii) bundle a variety of service offerings, including long distance and data services, to attract additional customers; and (iii) access the approximately $178.2 million Chilean international long distance market.

    Local and long distance telecommunications revenues in Peru were approximately $885.5 million in 1996 and are estimated by Pyramid Research, Inc. ("Pyramid") to increase to approximately $1.9 billion in the year 2000, representing a compound annual growth rate of 21%. Local and long distance telecommunications revenues in Chile were approximately $1.1 billion in 1996 and are estimated by the Pyramid to increase to approximately $2.2 billion in the year 2000, representing a compound annual growth rate of 16%.

     Upon completion of its anticipated upgrades, all of the Company's existing and planned fiber optic networks will employ ATM transmission technology with centralized network monitoring control and maintenance. The Company believes its networks allow it to provide its customers with uniform, reliable, high quality services which are competitive with or exceed those services provided by former PTTs and other carriers in the markets in which it operates.

     While the Company only recently commenced its current operations, the Company's customers already include, among others, Xerox de Chile S.A., Autorentas del Pacifico (Hertz) Ltda, and Nike de Chile S.A. in Chile and Sony Music Entertainment Peru S.A., Banco Interbank del Peru S.A. ("Interbank") and one ISP in Peru. Upon completion of its networks, the Company will be able to market aggressively its service offerings to additional business customers and other telecommunications carriers. The Company also believes that dedicated access to ISPs will represent a significant source of new customer relationships in both Chile and Peru because of the anticipated rapid increase in the number of Internet users throughout Latin America.

BUSINESS  STRATEGY

     The Company's goal is to become a leading provider of high bandwidth telecommunications services to business and other high volume users and carriers operating in key Latin American business centers. The Company follows a regional business strategy in Latin America as set forth below. The Company has modified this strategy to adapt to the specific economic and regulatory environments of each market in which the Company operates. See "-- Business and Services -- Peru
-  Country  Strategy"  and  "--  Chile  -  Country  Strategy."

  Focus  on  Key  Markets  in  Latin  America

     The  Company  believes  that  the  size  and  growth potential of key Latin
American business centers coupled with the ongoing liberalization of the telecommunications markets throughout the region offer the Company considerable growth opportunities. The Company intends to build upon its existing operations and expertise and to leverage its existing customer base by expanding the geographic reach and density of its existing networks as well as by entering additional key Latin American business centers that have (i) a significant level of unsatisfied demand for high quality, state-of-the art telecommunications services, (ii) a favorable regulatory environment and (iii) significant projected economic growth.

  Enter  Markets  Early

     The Company seeks to enter markets where it can construct or acquire fiber optic networks and offer telecommunications services in advance of full market liberalization. The Company has already implemented this strategy in Lima, Peru where it is one of the first companies to have established a telecommunications system prior to the scheduled liberalization of Peru's telecommunications markets in July 1999, at which time the exclusivity provisions of Telefonica's concession will expire and the local and long distance markets are scheduled to be opened to competition by new entrants. The Company believes that this early entry into the Lima market will enable the Company to establish strong business relationships with its targeted customers prior to onset of widespread competition.

  Provide  a  Broad  Range  of  High  Quality  Telecommunications  Services

     The Company intends to follow the strategy implemented by CLECs in the United States of installing advanced equipment into their existing fiber optic networks that enable interconnections with existing public networks and the provision of switched telephone services. As regulation permits, the Company will seek to secure a growing portion of its customers' existing and targeted telecommunications business by adding local, long distance, enhanced voice and data services to the private line services it currently offers. The Company believes its customers require maximum reliability, high quality service, broad geographic coverage, strong customer service and the opportune introduction of innovative services delivered in a timely and cost-effective manner. The Company believes that these needs are often left unmet by the former PTT in markets where the Company currently operates.

  Target  Business  Customers  and  Telecommunications  Carriers

     The Company's strategy is to target business customers and telecommunications carriers in key Latin American business centers. These customers are typically located in major metropolitan areas, require high reliability, high volume data transmission and voice capabilities and, in the case of telecommunications carriers, very large capacity to interconnect POPs. In addition, many of the Company's existing and targeted customers have operations in more than one key Latin American business center in which the Company currently operates or may operate in the future. The Company believes that by leveraging its customer base it will achieve operating synergies through the reduction of advertising and other related costs.

  Growth  Through  Acquisitions  and  New  Licenses

     The Company expects to opportunistically enter additional key Latin American business centers in part by acquiring controlling interests in existing companies that have licenses, concessions and rights-of-way to install and operate fiber optic networks or by applying for such licenses and concessions and negotiating for such rights-of-way directly. The Company may also acquire other telecommunications service providers in existing and targeted markets that enable the Company to expand or enhance its current operations. The Company believes that many emerging local and long distance carriers, cellular providers and recently privatized PTTs are likely to seek alliances with local access providers with fiber optic systems, such as the Company, to compete more effectively in the growing telecommunications markets.

  Growth  Through  Strategic  Alliances

     The Company intends to establish strategic alliances with the following entities for the following purposes: (i) to engage major international carriers to facilitate the termination or completion of dedicated international calls to or from the countries where carriers' customers operate and (ii) to enter into joint bids with local turnkey integrators and equipment vendors for the sale of value-added services, such as video-conferencing, Internet, frame relay, ATM networks, LAN to LAN interconnections, PBX and private telephone networks.

  Unify  Marketing  Identity

     The Company intends to conduct its business under a single brand name in the markets in which it operates to develop name recognition for its services. In this regard, the Company has filed an application to register the name "FirstCom" in Chile, Peru and the United States. The Company believes that the use of a recognized brand name will facilitate customer referrals and achieve economies of scale through a unified marketing campaign.

SENIOR  NOTE  OFFERING

     On October 27, 1997, the Company consummated a senior note offering (the "Senior Note Offering") of 150,000 units (the "Units") pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the "Securities Act"), consisting of (i) $150.0 million aggregate principal amount of 14% Senior Notes ("Senior Notes") due October 27, 2007 and (ii) 5,250,000 warrants ("Warrants or "Unit Warrants") to purchase an aggregate of 5,250,000 shares of Common Stock, par value $.001 per share (the "Common Stock"), at an exercise price of $4.40 per share. The Senior Note Offering resulted in net proceeds to the Company of approximately $142.5 million. The Units were originally issued and sold by the Company in a transaction which was exempt from the registration requirements of the Securities Act. The Company has filed Form S-4 and Form S-3 Registration Statements with the Securities and Exchange Commission ("SEC") to register under the Securities Act (i) new notes (the "New Notes") which contain substantially identical terms as the Senior Notes and are being offered in exchange for the Senior Notes and (ii) the Common Stock underlying the Unit Warrants, respectively. The form and terms of the New Notes are the same as the form and terms of the Senior Notes for which they may be exchanged, except that the New Notes will have been registered under the Securities Act, and hence the New Notes will not bear legends restricting the transfer thereof.


INDUSTRY  OVERVIEW

  General

     The continuing liberalization of the telecommunications industry and technological change have resulted in an increasingly information-intensive business environment. Regulatory, technological, marketing and competitive trends have significantly expanded the Company's opportunities in the converging voice and data telecommunications markets. Rapid liberalization of the telecommunications industry in Latin America is expected to expand opportunities in the local telecommunications services market. Technological advances, including growth of the Internet, the increased use of packet switching technology for voice communications and the growth of multimedia applications, are expected to result in growth in the high-speed data services market. The Company believes that the current deregulation in many Latin American countries, coupled with technological innovation, will lead to market developments similar to those that occurred upon deregulation of long distance telecommunications services in the United States and the United Kingdom, including an increase in traffic volume and the continued introduction of new providers of telecommunications services of varying sizes.

     Telecommunications traffic of business customers and telecommunications carriers has increased dramatically and these customers now insist upon the quality and high capacity inherent in fiber optic transmission technology such as the technology used by the Company. As customers require increased bandwidth capabilities to handle complex voice, video and data telecommunications, the Company believes that demand for transmission capacity will continue to increase. Digital signals carried over optical fibers are superior in many respects to analog signals carried over copper wires, an older technology which many PTTs continue to use for parts of their networks, although many PTTs are using fiber optic technology to expand their existing networks. In addition to offering faster and more accurate transmission of voice and data communications, digital fiber optic networks generally require less maintenance than comparable copper wire networks, thereby decreasing operating costs. The capacity of fiber optic cable is determined in part by the interface of electronic equipment with the network, thereby allowing network capacity to be increased through a change in electronics, rather than the fiber itself. Fiber optic cable also provides enhanced transmission quality as signals are largely immune to electromagnetic interference.

  Latin  American  Markets

     Many countries in Latin America, and most of the region's major metropolitan markets, have economies that are growing faster than many other areas of the world. The Company believes that this growth is attributable in part to an increase in foreign investments, new trade agreements, such as the NAFTA, Mercosur and the Andean Pact, and the privatization of many industries, including the telecommunications industry. Many of Latin America's major metropolitan centers are among the largest cities in the world, are centers of trade and commerce for a wide region or for an entire country, and are home to a high concentration of large domestic and multinational corporations that require advanced telecommunications services. Following the economic recovery of many Latin American countries in the early 1990's, multinational corporations headquartered in North America, Europe and Asia began to invest in Latin America by either establishing new operations or expanding existing operations. In conducting their activities in Latin America, these multinational corporations require state-of-the-art telecommunications networks to handle the flow of information between their headquarters and their branches throughout Latin America. The telecommunications infrastructure in many of these markets is very limited or obsolete, resulting in significant unmet demand for advanced telecommunications services including reliable, high capacity data circuits, private line LANs and domestic and international long distance connectivity. The telecommunications industry in Latin America has experienced rapid growth in large part because most Latin American governments are opening their telecommunications markets to competition. By the year 2000, the telecommunications markets in most countries in the region are expected to be deregulated.


  The following table sets forth certain historical and projected economic data and selected information regarding the telecommunications markets in the Latin American countries where the Company operates:


                                                                 PERU
                                    1993    1994    1995     1996     1997     1998     1999     2000
                                   ------  ------  -------  -------  -------  -------  -------  -------
             ECONOMIC DATA*
  Population (millions) . . . . .    22.5    22.9     23.4     23.8     24.3     24.8     25.3     25.8
  Real GDP (in constant 1990 US$
    billions) . . . . . . . . . .    36.5    41.2     44.1     45.3     47.6     50.2     53.1     56.5
  Inflation (%) . . . . . . . . .    39.5    15.4     10.2     11.8     10.0      9.1      8.3      7.5
TELECOMMUNICATIONS DATA**
  Main Lines in Service (in
    thousands). . . . . . . . . .   673.0   772.4  1,109.2  1,435.1  1,595.5  1,850.8  2,093.6  2,437.7
  Penetration Rate (main lines
    per 100 pop). . . . . . . . .     2.9     3.4      4.7      5.9      6.6      7.5      8.3      9.4
  Service Revenues (US$
    millions) . . . . . . . . . .   655.8   590.7    825.9    880.4  1,216.2  1,410.8  1,595.9  1,858.2
    Local Services (US$
      millions) . . . . . . . . .   190.7   251.4    459.1    506.9    676.0    784.2    887.1  1,032.9
  Toll Services (US$
    millions) . . . . . . . . . .   235.2   123.2    130.9    143.1    192.8    223.6    253.0    294.5
  International Services (US$
    millions) . . . . . . . . . .   229.9   216.1    235.9    230.5    347.4    403.0    455.8    530.8

                                                                 CHILE

                                     1993    1994     1995     1996     1997     1998     1999     2000
                                   ------  ------  -------  -------  -------  -------  -------  -------
             ECONOMIC DATA*
  Population (in millions). . . .    13.8    14.0     14.3     14.5     14.7     15.0     15.2     15.4
  Real GDP (constant 1990 US$
    billions) . . . . . . . . . .    38.2    39.8     43.1     46.1     48.8     52.3     55.9     59.8
  Inflation (%) . . . . . . . . .    12.2     8.9      8.2      6.6      5.7      5.0      5.1      4.7
TELECOMMUNICATIONS DATA**
  Main Lines in Service (in
    millions) . . . . . . . . . .     1.5     1.6      1.8      2.2      2.6      3.0      3.5      3.9
  Penetration Rate (main lines
    per 100 pop). . . . . . . . .    11.0    11.6     13.0     14.9     17.8     20.3     22.9     25.4
  Service Revenues (US$
    millions) . . . . . . . . . .  714.10  765.10  1,016.0  1,186.7  1,443.1  1,668.4  1,911.7  2,157.1
    Local Services (US$
      millions) . . . . . . . . .   479.0   560.6    627.8    733.3    891.7  1,030.9  1,181.3  1,332.9
    Toll Services (US$
      millions) . . . . . . . . .   135.2   118.9    235.6    275.2    334.6    386.9    443.3    500.2
    International Services (US$
      millions) . . . . . . . . .    99.9    85.6    152.6    178.2    216.8    250.6    287.1    324.0

---------------
Sources:    Bank  of  America  World  Information  Services  (March  1997)  and  Pyramid
          Research  Report  (October  1996)
 *  Economic Data includes historical information for the years 1993-1996 and projections for the years
    1997-2000.
**  Telecommunications Data includes historical information for the years 1993-1995 and projections for the  years  1996-2000.


  Competitive  Local  Market  Access

     Once the domain of PTTs, the local access market in both developed and emerging countries is increasingly open to competition. Where permitted, local markets may be entered via any combination of (i) construction of proprietary wired network infrastructure, (ii) construction of wireless local loop, PCS or cellular networks and (iii) resale of the existing local carrier's network. Companies gaining local access through the use of a fiber optic rings using ATM technology are uniquely positioned to provide services for large business customers due to the high capacity of such systems.

     In the United States and other developed countries, CAPs have been allowed to enter markets in advance of complete deregulation through their provision of special access services and private line services. Typically, CAPs begin providing such services through their own fiber optic loop networks, which are built over existing facilities and often exceed existing providers in terms of bandwidth, reliability and enhanced service capability. Frequently, fixed wireless technologies are used to cost effectively extend the network from the fiber optic network to customer locations. Special access services provide high capacity voice, data and video circuits to connect long distance carriers with their respective customers. Private line services provide high capacity circuits to transmit voice, data and video between two or more end-user locations locally or internationally.

     Long distance carriers have traditionally been the first customers for CAPs. Local access in the markets in which the Company operates in some cases comprises over forty percent of the cost of a long distance call. For this reason, long distance carriers, as well as high volume corporate customers, have great demand for the lower cost local access provided by CAPs. In addition, as any communications failure can result in significant expenses and/or lost revenue to businesses, corporate and carrier customers often utilize CAPs as a back-up to their primary carrier. CAPs typically market their private line and special access services by offering lower prices, higher network reliability and higher quality transmissions and customer service. Corporate customers utilize such private lines to interconnect their branch offices and computer networks, and even to connect their internal PBX networks with the local PTT. Telecommunications carrier networks utilize CAPs to interconnect their switching centers, to connect major customers to their networks, and to connect their cellular, microwave and satellite transmitters. With direct connection to customers, CAPs may also market higher margin value-added services such as Internet access, database access and Centrex. Depending on local regulation, the CAP may also provide dial tone for any calls made to points outside of the local market. In most markets, corporate customers will begin by transferring a small portion of their telecommunications requirements to the CAP. As these customers experience the CAP's competitive cost and superior service, they often transfer increasing amounts of their business to the new operator.

     As deregulation has permitted, most CAPs have attempted to expand their services from the provision of private line and special access services to the provision of CLEC switched or dial tone services that are provided through a combination of the CAP's own network and through interconnection with the local PTT network. This evolution has enabled CAPs to achieve increased gross margins over time. Typically, private line services are provided on a flat fee, monthly rental basis. Switched services, on the other hand, are billed on a volume or minutes of use basis which generally generates substantially higher revenues and margins. Through interconnection with the local PTT, new carriers are able to offer services immediately to any customer on the PTT's network, thereby significantly increasing the number of customers and markets that they serve without physically expanding their own networks. The PTTs receive a volume-based payment for the use of their network.

     Although the Company has based its strategy in part on the experiences of CAPs and CLECs in the United States and other developed countries, there can be no assurance that the liberalizing Latin American markets will be characterized by the same trends as were found in such other markets.

BUSINESS  AND  SERVICES

  Peru

     Country Overview. Peru is the fourth largest country in South America with an estimated population of 23.9 million people. Lima, the capital of Peru and the major economic center in Peru, has a population of approximately 6.8 million people. According to the 1996 report issued by the Peruvian National Bureau of Statistics, as of 1993, approximately 70.1% of Peru's population lived in cities. In 1990, Alberto Fujimori, a political outsider, was elected President and embarked on a series of economic and political measures to curtail inflation and restore economic stability. From 1991 through 1996, GDP increased by an average annual growth rate of 5.2%, although GDP increased by only 2.8% in 1996. The lower GDP growth rate in 1996 has been largely attributed to the Peruvian government's effort to reduce expenditures to avoid an overheated economy and to reduce Peru's current account deficit. Inflation has been dramatically curtailed as a result of President Fujimori's economic plan, falling from 7,649.7% in 1990 to 11.8% in 1996. GDP is expected to grow at a compound annual growth rate of 6.2% from 1997 to 2002.

     Market Overview. The Company believes that demand for telephone service in Peru has historically been unmet due to lack of investment, high prices, poor service and long waiting periods for service. One of the goals of the privatization of Peru's former local and long distance PTT, Telefonica, in 1994 (the "Privatization") was to expand significantly the national telecommunications network and improve service quality. The number of lines in service has increased since the Privatization from approximately 772,000 to over
1.4 million at December 31, 1996. Notwithstanding the significant recent growth in lines in service, Peru continues to have a relatively low penetration rate with 5.9 lines in service per 100 inhabitants at December 31, 1996. The Company believes that continued growth in demand for telecommunication services in Peru will be influenced by the growth of the Peruvian economy, foreign investment and international trade, the continued expansion of the telecommunications network and the re-balancing of tariffs. Based on 1996 operating results for Telefonica, the local and long distance telecommunications markets in Peru are estimated to have accounted for approximately $880.5 million in total revenues, of which approximately $506.9 million are local access and service revenues and approximately $373.6 million are domestic and international long distance revenues. The Company believes that Peru's telecommunications market offers an excellent environment for telecommunications business growth. The Company believes that the Peruvian economy is also a source of growing demand for telecommunication services with growing domestic and multinational businesses attracting significant foreign investment. The following chart presents certain historical and projected information with respect to the telecommunications market in Peru for the periods indicated:


                                                TELECOMMUNICATIONS DATA -- PERU*

                                           1993        1994        1995        1996        1997        1998        1999
                                        ----------  ----------  ----------  ----------  ----------  ----------  ----------
TELEPHONE
Minutes (in millions)
  Local Services . . . . . . . . . . .  3,600.0(1)  4,240.0(1)  4,954.0(1)  7,806.2(2)  4,193.4(3)  n/a         n/a
  Long Distance Domestic . . . . . . .    388.0(1)    394.0(1)    461.0(1)    577.0(2)    326.4(3)  n/a         n/a
  Long Distance International. . . . .    179.2(1)    232.4(1)    262.1(1)    294.5(2)    164.6(3)  n/a         n/a
MAIN LINES IN SERVICE (IN THOUSANDS) .    673.0(2)    772.4(2)  1,109.2(2)  1,435.1(2)  1,595.5(1)  1,850.8(1)  2,093.6(1)
PENETRATION RATE
  (main lines per 100 pop) . . . . . .      2.9(4)      3.4(4)      4.7(4)      5.9(2)      6.6(1)      7.5(1)      8.3(1)
SERVICE REVENUES
  Local Services (US$millions) . . . .    190.7(1)    251.4(4)    459.1(4)    506.9(3)    676.0(1)    784.2(1)    887.1(1)
  Toll Services (US$millions). . . . .    235.2(1)    123.2(4)    130.9(4)   143.15(3)    192.8(1)    223.6(1)    253.0(1)
  International Services (US$millions)    229.9(1)    216.1(4)    235.9(4)    230.5(3)    347.4(1)    403.0(1)    455.8(1)
DATA
X-25/Frame Relay Ports (in thousands).      0.5(1)      0.7(1)      0.9(1)      1.2(1)      1.5(1)     14.0(1)     29.9(1)
ISP Host Penetration
  (main lines per 100 pop) . . . . . .    0.000(5)    0.001(5)    0.003(5)    0.021(5)    0.084(5)    0.208(5)    0.361(5)

                                           2000
                                        ----------
TELEPHONE
Minutes (in millions)
  Local Services . . . . . . . . . . .  n/a
  Long Distance Domestic . . . . . . .  n/a
  Long Distance International. . . . .  n/a
MAIN LINES IN SERVICE (IN THOUSANDS) .  2,437.7(1)
PENETRATION RATE
  (main lines per 100 pop) . . . . . .      9.4(1)
SERVICE REVENUES
  Local Services (US$millions) . . . .  1,032.9(1)
  Toll Services (US$millions). . . . .    294.5(1)
  International Services (US$millions)    530.8(1)
DATA
X-25/Frame Relay Ports (in thousands).     46.6(1)
ISP Host Penetration
  (main lines per 100 pop) . . . . . .    0.515(5)

---------------
(1)  Source:    Pyramid  Research  Report.
(2)  Source:    Telefonica  del  Peru,  S.A.  1996  Annual  Report.
(3)  Source:    Telefonica  del Peru S.A., 2nd Quarter Report: July 31, 1997. Translations from 6/30/97 Peruvian Nuevo Sol into  US$  at  the  6/30/97  exchange  rate  of  0.377  US$/Peruvian  Nuevo  Sol.
(4)  Source:    Telefonica  del  Peru  1995  Annual  Report. Translations from 12/31/95 Peruvian Nuevo Sol into US$ at the
     12/29/95  exchange  rate  of  0.4341  US$/Peruvian  Nuevo  Sol.
(5)  Source:    Calculations  based  on  Pyramid  Research  Report  estimates  of  ISP  hosts  and of population for Peru.

(*)  Includes  historical  information  for  the  years  1993-1995  and  projections  for  the  years  1996-2000.

     Operating Company Overview. The Company conducts its business in Peru through its wholly-owned subsidiary, Resetel, which was acquired by the Company in May 1996. Resetel offers to multinational, national and local businesses a broad array of high quality data, video and voice communications services, including LAN interconnection, remote terminal access and dedicated channels for access to the Internet, on a private line basis through a digital fiber optic network in metropolitan Lima, Peru. The Company has installed and in operation 90 kilometers of its fiber optic network, and plans to expand its network to approximately 230 kilometers by the end of 1998. The Company anticipates that its fiber optic network will travel through the major commercial and industrial districts of Lima and the adjacent port city of Callao (combined population of approximately 7.5 million people) upon its scheduled completion in 1998. The Company is one of only two companies which is currently permitted to compete in the provision of its services with Telefonica.

     The Company intends to expand its existing service offerings to provide local public switched telephony service in Lima upon liberalization of Peru's telecommunications markets and the expiration of Telefonica's exclusive concession to provide public switched local and long distance telephony services, which is scheduled to occur in July 1999. Resetel also intends to seek approval to provide long distance services as regulation permits. By implementing its private line and value-added services prior to the expiration of Telefonica's exclusive concession in 1999, the Company believes that it will be able to develop a strong customer base and network presence that will enable it to rapidly enter the local telephony and long distance markets upon deregulation.

     Country Strategy. The Company intends to leverage Resetel's existing customer base, its cost efficient, state-of-the-art infrastructure and its market knowledge to expand its Peruvian operations. The Company is currently directing its marketing efforts in Lima towards a number of Peru's leading financial institutions and multinational companies with a strong presence in Peru.

     The Company also intends to expand the focus of its marketing efforts to include medium- and small-sized businesses which are located in the major commercial and industrial districts in Lima and in the port city of Callao. The Company believes, based upon an independent market survey, that a large number of its targeted business customers are located in commercial buildings which are not connected to a fiber optic network, but rather are connected to networks based on older, copper technology with limited capacity. The Company intends to take advantage of this opportunity by directly offering its services to businesses identified by management as having a need for the Company's services. The Company also intends to (i) use an independent marketing firm to identify commercial multi-tenant buildings in which a critical mass of occupants are located that have or will have an interest in acquiring the Company's services,
(ii) rapidly connect many of these buildings to the Company's existing fiber optic network, (iii) offer an extensive selection of high quality voice and data services on a private line basis and (iv) pursue an aggressive sales and marketing strategy that includes (A) an advertising and marketing campaign designed to increase customer awareness of the Company's services, (B) holding educational seminars which explain the benefits of using the telecommunications services offered by the Company and (C) employing a highly qualified sales force with extensive knowledge of the local market. The Company believes that customers in Peru are seeking to utilize new communications technologies in order to more effectively compete in the global market. By helping to educate its customers on the use of the latest technologies and by providing turn-key corporate networks and telecommunications solutions, the Company expects to develop strong customer relationships that will help it to increase customer revenues. The Company believes that this strategy will enable it to gain early mover advantages, build its customer base and expand the range of services provided to its customers to include local and long distance telephony upon the expiration of Telefonica's exclusive concession in July 1999.

     The Company believes that the quality of its private line services compares favorably to similar services offered by its competitors. Accordingly, as part of its marketing strategy, the Company is offering its services on a trial basis to several major financial institutions in Lima. Upon completion of the trial with Interbank in July 1997, the Company was hired to link ten of Interbank's Lima branches through the Company's network.

     In addition, the Company believes that the rapid growth of Internet use in Peru will provide it with a significant opportunity to further develop its customer base through the strategic referral of customers between ISPs and the Company.

     Concessions. Resetel provides its services pursuant to a renewable local carrier concession expiring in 2016. Resetel's concession can be renewed for an additional 20 years upon prior approval by the Peruvian Ministry of Transport and Communications. After July 1999, when the local telephony services market opens for competition, Resetel and other carriers will be able to provide local telephony services as regulations permit. At such time, Resetel intends to seek approval to also provide long distance services.

     Network Infrastructure. The Company provides its services in Peru through its 90 kilometer fiber optic digital switched network, which is expected to expand to approximately 230 kilometers by the end of 1998. The Company anticipates that its fiber optic network will extend throughout the major commercial and industrial districts of Lima and the port city of Callao (combined population of approximately 7.5 million people) upon its scheduled completion in 1998. The Company's Lima network will be implemented using self-healing rings equipped with fully redundant ATM technology.

     The Company has utility pole rights-of-way contracts with two of the Peruvian utility companies which allows the Company to use utility poles to route cable throughout most of its existing and planned network.

     In conjunction with its sales initiatives, the Company expects to invest in the "last mile" network links that connect commercial buildings and customer offices with the Company's fiber optic network by installing fiber optic cable in selected commercial buildings in the Lima business district.

     Customers. Resetel currently services 30 customers in Peru, including Interbank and Sony Music Entertainment Peru S.A. Resetel will seek to enter into contracts with new customers for a term of at least two years. Prices charged to customers will vary in accordance with the customer's requirements based on the number of locations, type of services, transmission rates and length of service contracts.

     Competition. Peru's telecommunications market is dominated by Telefonica, a company formed by the merger in 1994 of the former local telephone service PTT, Compania Peruana de Telefonos and ENTEL, the former long distance telephone service PTT. Telefonica is 35% owned by Telefonica de Espana S.A. Telefonica has announced plans to devote a large amount of its resources over the next few years to install hundreds of thousands of telephone lines to provide basic telephone service. The Company believes that the focus of Telefonica on expanding basic telephone services has created an opportunity for the Company to capture market share by providing value-added, high bandwidth services to business customers on a private line basis. Currently, Peru's only other wireline telecommunications carrier is Tele2000, approximately 58.7% of which is owned by BellSouth Corporation. Tele2000 currently operates cellular, public pay phone and cable television services in Lima and other Peruvian cities. Although Tele2000 has to date focused largely on providing cellular and cable television services, it owns and operates a small fiber optic loop which may be utilized to compete directly with the Company.

     Management believes that following the deregulation of local and domestic and international long-distance telephony in July 1999, competition in these services may arise from a variety of new entrants, including telecommunications carriers providing services in other countries as well as companies currently providing services in other industries previously liberalized in Peru. Existing telecommunications service providers may have established customer relationships as well as other capabilities and resources to expand their current service offerings and include local carriers, wireless telephone operators, the providers of data services, cable television network operators and operators of existing private network infrastructure, such as electric power companies. The Company believes that other companies have filed applications for local concessions, including COMSAT whose license was recently granted.

     The identity of new entrants and the scope of increased competition, and any corresponding adverse effect on the Company's results, will depend on a variety of factors. Among such factors are the business strategies and financial and technical capabilities of potential competitors, prevailing market conditions at the time competition is permitted, applicable Peruvian regulations with respect to new entrants and the Company, as well as the effectiveness of the Company's strategy to prepare for increased competition.

  CHILE

     Country Overview. Chile is a highly urbanized country, with a population of approximately 14.7 million in 1996, of which 85.0% are estimated to live in cities. Santiago, the capital of Chile and a major international economic center, has a population of approximately 5.1 million people. The Chilean government has implemented a strategy to encourage foreign investment in Chile and it has privatized and deregulated many industries, including transportation, energy and telecommunications. Since 1991, the Chilean economy has experienced high rates of economic growth. From 1991 through 1996, GDP increased by an average annual rate of 7.3%. Inflation has been dramatically curtailed during this period, falling from 18.7% in 1991 to 6.6% in 1996. GDP is expected to grow at a compounded annual growth rate of 7.0% from 1997 through the year 2002.

     Market  Overview.    As  the  first  telecommunications  market to commence
deregulation in Latin America, Chile has experienced substantial growth in telecommunications revenue and telephone density. Total international long distance revenues have grown from $99.9 million in 1993 to $178.2 million in 1996, representing a compound annual growth rate of 21.0%. Chile's telecommunications markets continue to be dominated by the former PTTs, although new entrants have begun to reduce the former PTTs' market share. In the long distance market, Entel, the former long distance PTT, faces competition from eight other carriers, and its market share has been reduced to approximately 40.4% for domestic long distance and 37.5% for international long-distance. As a result of its open telecommunications market, Chilean subscribers enjoy some of the lowest prices in the world for long distance telephony services. In the local telephony market, CTC, the former local services PTT, controls approximately 96% of the local telephony market. The Company believes that the full implementation of its business strategy will enable it to penetrate this market and further develop its customer base.

     The following table provides some general information on the historical size and estimated growth of Chile's telecommunications market.


                                                   TELECOMMUNICATIONS DATA -- CHILE

                                           1993      1994       1995        1996       1997       1998        1999        2000
                                         --------  --------  ----------  ----------  --------  ----------  ----------  ----------
TELEPHONE MINUTES
  Local Service . . . . . . . . . . . .       --        --          --          --        --          --          --          --
  Long Distance Domestic (millions) . .  n/a       n/a       1,847.2(1)  2,259.0(2)  n/a       n/a         n/a         n/a
  Long Distance International
  (millions). . . . . . . . . . . . . .  n/a       n/a         136.9(3)    172.9(2)  n/a       n/a         n/a         n/a
MAIN LINES IN SERVICE
  (in thousands). . . . . . . . . . . .  1,513(4)  1,626(4)    1,846(4)    2,157(4)  2,623(4)    3,032(4)    3,474(4)    3,920(4)
PENETRATION RATE
  (main lines per 100 pop). . . . . . .   11.0(4)   11.6(4)     13.0(4)     14.9(4)   17.8(4)     20.3(4)     22.9(4)     25.4(4)
SERVICE REVENUES
  (US$millions)
  Local Services (US$millions). . . . .  479.0(4)  560.6(4)    627.8(4)    733.3(4)  891.7(4)  1,030.9(4)  1,181.3(4)  1,332.9(4)
  Toll Services (US$millions) . . . . .  135.2(4)  118.9(4)    235.6(4)    275.2(4)  334.6(4)    386.9(4)    443.3(4)    500.2(4)
  International Services (US$millions).   99.9(4)   85.6(4)    152.6(4)    178.2(4)  216.8(4)    250.6(4)    287.1(4)    324.0(4)
DATA
  X-25/Frame Relay Ports (in thousands)    3.3(4)    3.6(4)      4.7(4)     10.2(4)   17.5(4)     25.8(1)     33.9(4)     39.7(4)
  ISP Host Penetration
  (main lines per 100 pop). . . . . . .  0.020(5)  0.022(5)    0.063(5)    0.157(5)  0.279(5)    0.413(5)    0.525(5)    0.601(5)

---------------
n/a    --  Information  not  publicly  available.

(1)  Statistical  measures  were  changed  in  1994  due  to  the  multicarrier  system  implementation.
(2)  Source: Calculations based on monthly market share data provided by the Subsecretaria de Telecomunicaciones ("SUBTEL") as of
     August  1997.
(3)  Source:  Calculations based on Pyramid Research Report estimates of lines in services -- includes historical information for the  years  1993-1995  and  projections  for  the  years  1996-2000.
(4)  Source:  Pyramid  Research  Report  -- includes historical information for the years 1993-1995 and projections for the years
     1996-2000.
(5)  Source:  Calculations  based  on  Pyramid  Research  Report  estimates  of  ISP  hosts  and  population  for  Chile.

     Operating Company Overview. The Company conducts its business in Santiago through its wholly-owned subsidiaries, FirstCom Networks, S.A. ("FirstCom Networks"), formerly Hewster Chile, S.A., and FirstCom Long Distance. FirstCom Networks currently provides businesses in Santiago with high quality voice and data communications services on a private line basis, including local area network interconnections, remote terminal access, PBX to PBX connections, remote printing capabilities and high speed access to the Internet through arrangements with a Chilean based ISP and private line based services. In addition, FirstCom Networks provides its customers with local and wide area network design, engineering, installation, systems integration and support services. FirstCom Long Distance provides domestic and international long distance services in Santiago. FirstCom Long Distance's long distance traffic is switched and transported, in part, through its own gateway switch and satellite earth station as well as through interconnection with other Chilean long distance carriers. The Company's Chilean customer base currently includes approximately 40 large- and medium-sized businesses such as Xerox de Chile S.A., Autorentas del Pacifico (Hertz) Ltda., Iberia Airlines, The Aetna Life Insurance Company, Nike de Chile S.A. and one ISP. The Company believes that its high quality transmission capabilities, responsive customer service and domestic and international long distance services have become important elements in many of its customers' telecommunications network and operational strategies. The Company provides network services through its 120 kilometer digital fiber optic network which covers the downtown business district and outlying industrial park and airport corridor. This network utilizes advantageous rights-of-way through Santiago's underground subway system (the "Metro") as well as through certain facilities of ENERSIS, a Chilean power company.

      The Company is in the process of filing an application to obtain a license for local telephony. However, there can be no assurance that the Company will secure such license, be able to make the necessary network enhancements to provide such services or successfully market such services to potential customers.

     Country Strategy. The Company's new management team intends to leverage FirstCom Networks' and FirstCom Long Distance's existing customer base, its cost efficient state-of-the-art infrastructure and its market knowledge to expand its Chilean operations. The Company is currently directing its marketing efforts in Santiago towards medium-and small-sized businesses. Large businesses in Santiago are typically located in single-tenant buildings and are currently the focus of Chile's major carriers. Therefore, the Company believes that a substantial opportunity exists to provide services to medium- and small-sized businesses which are currently underserved. These businesses are typically located in multi-tenant buildings throughout downtown Santiago and the outlying industrial district. The Company believes that, based upon an independent market survey, a large number of its targeted business customers are located in commercial buildings which are not connected to a fiber optic network, but rather are connected to networks through older, copper technology with limited capacity. The Company intends to take advantage of this opportunity by (i) using an independent marketing firm to identify commercial, multi-tenant buildings in which a critical mass of occupants are located that have or will have an interest in acquiring the Company's services, (ii) rapidly connecting many of these buildings to the Company's existing fiber optic network, (iii) offering high quality voice and data services on a private line basis as well as long distance telephony and (iv) pursuing a sales and marketing strategy that includes a combination of direct sales calls, telemarketing and direct mail campaigns and an increased advertising budget.

     Concessions. In 1991, Hewster Servicios Intermedios, S.A., FirstCom Networks' predecessor, was granted a concession with an unlimited duration to provide intermediate telecommunications services (the "FirstCom Networks Concession"). The FirstCom Networks Concession authorized the installation and operation of the Company's fiber optic cable local network in metropolitan Santiago. Pursuant to the FirstCom Networks Concession, FirstCom Networks is authorized to provide voice and data transmission services and certain value-added services on a private line basis. The FirstCom Networks Concession may not be transferred, assigned or leased, nor may control of FirstCom Networks be transferred or assigned, without the prior approval of SUBTEL. The Company, through a wholly-owned subsidiary, Visat, also holds a concession with an unlimited duration to construct and operate a network of satellite earth stations throughout Chile that can provide national and international long distance telecommunications services (the "Visat Concession"). In addition, the Company is authorized to provide services based on 38 GHz wireless technology in Santiago. FirstCom Long Distance holds a concession with an unlimited duration to provide public, switched national and international long distance services in Chile. FirstCom Long Distance's concession was issued by the Chilean Ministry of Transport and Communications in 1993.

     Network Infrastructure. FirstCom Networks provides network services in Chile through its 120 kilometer fiber optic network which currently covers the majority of Santiago's downtown business district and the outlying industrial park and airport corridors. The Company's 120 kilometer digital fiber optic network travels through the traditional commercial center of Santiago, where many established businesses are headquartered, and the rapidly growing expansion areas, including outlying industrial parks, and the airport corridor where many branch offices and new companies have located. FirstCom Long Distance provides domestic and international long distance services in Santiago through its own gateway switch and satellite earth station and through interconnections with other Chilean long distance carriers.

     The Company is in the process of upgrading its fiber optic network in Chile by replacing the existing PDH and SDH nodes with ATM node equipment (the "ATM Upgrade"). The planned ATM Upgrade is expected to be completed by December 1998.

     The portion of the Company's network that passes through the downtown business and financial district has been installed in Santiago's Metro subway tunnels. The Metro subway tunnels protect the network from hazards such as severe weather and vandalism. Metro access points, such as ventilation shafts and platform entrances, are available every approximately 250 meters along the subway route. These facilities serve as the "insert" points for last mile connections between the Company's network and customer buildings. In addition to its agreement with the Metro, the Company has a utility pole right-of-way contract with one of Chile's electric companies which allows the Company to use utility poles to route cable to outlying areas of Santiago.

     The Company plans to invest in the "last mile" network links that connect commercial buildings and customer offices with the Company's fiber optic network. Where customers are operating in newly developed areas of Santiago, the Company intends to install its own last mile network infrastructure to connect those customers with its fiber optic network. In areas of Santiago where the telecommunications infrastructure is more developed, the Company believes that it may grow most efficiently by leasing such last mile connections from other network operators.

     The Company recently installed its first 38 GHz wireless connection between its fiber optic network and an ISP. The Company intends to utilize this wireless technology to connect customers more rapidly and efficiently to its fiber optic network. This wireless connection is deployed by installing wireless transceivers on rooftops, towers or windows where line-of-sight can be established between the connected points. This technology will enable the Company to develop POPs that serve buildings not currently reached by its fiber optic network without paying interconnection fees to the local telephone company. 38 GHz technology provides network connections similar to fiber optic circuits in terms of both bandwidth and service quality.

     The Company intends to invest in FirstCom Long Distance to improve the quality of its service through the continuing upgrade of FirstCom Long Distance's switching infrastructure and customer service platforms. In addition, the Company plans to acquire or install an additional satellite antenna which will enable FirstCom Long Distance to interconnect with additional international long distance carriers, subject to regulatory approval. Such additional satellite capability is expected to enable FirstCom Long Distance to obtain lower prices for international transmission services.

     FirstCom Long Distance obtains local access services through interconnection agreements with the following operators or their subsidiaries:
CTC Mundo, Complejo Manufacturero de Equipos Telefonicos S.A.C.I. ("CMET"), Entel, BellSouth Chile S.A., Telefonica Manquehue S.A., Lucsic and Compania Nacional de Telefonos S.A. ("CNT"). In 1997, FirstCom Long Distance installed a new Excel NS 2000 international long distance gateway switch to handle all international long distance calls as well as credit card and callback services. FirstCom Long Distance operates a 9.1 meter satellite earth station located in Santiago through which it links with Satelitron, a Mexican carrier, which then links with a number of other carriers through the Mexican Solidaridad I satellite. FirstCom Long Distance's satellite earth station is linked with its gateway switch via a 18-19 GHz microwave link. FirstCom Long Distance currently operates a 24-hour network control and operator service center in Santiago to monitor its network and handle customer service calls.

     Customers. FirstCom Networks currently services approximately 43 customers in Santiago, including Xerox de Chile S.A., Iberia Airlines, Autorentas del Pacifico (Hertz) Ltda., Nike de Chile S.A. and The Aetna Life Insurance Company. FirstCom Networks charges a monthly fee for its services based on the length of the contract and the type and quantity of services provided. FirstCom Long Distance provides domestic and international long distance services to approximately eight large corporations, 800 medium and small-size corporations and 400 residential customers through annual service contract arrangements. In addition, during the past three months, FirstCom Long Distance provided casual dialing services to approximately 20,000 non-subscriber users. FirstCom Long Distance also provides routing services to a number of other long distance carriers including Entel.

     Competition. Chile's local and long distance markets were both opened to competition in 1994, with the only constraint being a four-year long distance market share cap imposed on Chile's former local services monopoly, CTC. There are currently five telecommunications groups that provide both local and long distance services, three of which also provide data services. There are also three other licensed providers of local telephony services and four other licensed providers of domestic and international long distance services. In the long distance market, Entel, the former long distance PTT, has a market share of approximately 40.4% for domestic long distance and 37.5% for international long distance. In the local telephony market, CTC, the former local services PTT, has a market share of approximately 96%. Both CTC and Entel operate fiber optic loops in Santiago, while Teleductos S.A. operates a passive point-to-point network built using a star topology.

     The Company believes it can successfully compete in the Santiago telecommunications market by providing customers a competitively priced, bundled service offering consisting of data, long distance and other value-added services. In addition, the Company intends to begin offering local services during 1998 after it receives a license, as to which there can be no assurance. Such services will be delivered over the Company's digital fiber optic network which will help the Company control operating costs and minimize the need to rely on other carriers' networks. The Company believes that it is well-positioned to develop and increase its customer base in Santiago because
(i) it will be able to gain a "first mover" advantage in offering services to its targeted customer base of medium and small-sized businesses which the Company believes have significant unmet demand for advanced telecommunications services and (ii) its services are provided via a digital fiber optic network that utilizes the ATM protocol and "drop and insert" technology, which enables the Company to offer an extensive range of advanced telecommunications services. The Company believes that its size and the entrepreneurial culture of its management team will allow it to react quickly to changes in the marketplace and that, coupled with its strong commitment to customer service, will differentiate FirstCom Networks and FirstCom Long Distance from its larger, less flexible competitors.

REGULATION

  PERU

     Peruvian Telecommunications Laws and Regulations. The principal features of Peruvian regulation of telecommunications services include the General Telecommunications Law (the "Peruvian Telecommunications Law"), State Contracts, the General Regulation to the Telecommunications Law (the "General Regulation"), and the Regulation (the "OSIPTEL Regulation") for the Organization for Supervision of Private Investments in Telecommunications ("OSIPTEL"). These laws and their related governmental authorities constitute the legal and regulatory framework within which the Company provides services in Peru.

     The Peruvian Telecommunications Law sets out the basic framework for the provision and regulation of telecommunications services, and has the stated objective of providing a competitive market in telecommunications. The law grants the Peruvian government the ability to oversee telecommunications services through the Ministry of Transportation, Communications, Housing and Construction (the "Ministry of Transportation" or the "Ministry"). The Ministry has the authority to grant concessions and impose sanctions for the violation of telecommunications laws. Pursuant to Supreme Decree No. 007-97-MTC, the Specialized Telecommunications Concession Unit ("STCU") became the government agency within the Ministry charged with the following functions previously performed by OSIPTEL: (i) grant, renew and cancel concessions, authorizations, permits and licenses; (ii) manage the electric spectrum and approve the assignment of frequencies; and (iii) discontinue the rendering of value added services offered by concessionaires when such services cause any damage or harm to the public telecommunications network.

     Concessions. A private entity may only provide telecommunications services in Peru pursuant to a concession granted by STCU and in accordance with a state contract (the "State Contract") to be entered between the STCU and the concessionaire. Such concessions, including the concession held by the Company through Resetel, have a maximum period of twenty years and can be renewed for an equal term without limitation subject to the submission of an application for renewal two years prior to the expiration of the concession and compliance with the requirements under the concession. The State Contract outlines, among other obligations: (i) a minimum expansion plan for the operator; (ii) required fees and tariffs; (iii) technology standards for all equipment; and (iv) quality standards of service.

     State Contracts are treated under Peruvian law the same as contracts between private parties. For this reason, such contracts cannot be modified or terminated by any subsequent regulation or legislation. The Ministry may, however, if it is deemed in the public interest, modify the terms of State Contracts unilaterally if such terms relate to the international telecommunications policy of the Ministry, or if it is necessary to modify the contract to comply with international laws, treaties or conventions. These changes can only take place through an administrative process that provides for public comment on any proposed changes.

     Local and Long Distance Services. Dial tone and public switched local and long distance services in Peru will be provided exclusively by Telefonica until May 1999, at which time the exclusivity provisions in Telefonica's concession will expire and the local and long distance markets are scheduled to be opened to competition by new entrants. The Company operates under a concession which permits it to provide private line, special access and value-added services within the local telecommunications markets of Lima and Callao. Beginning in 1999, the Company may seek to obtain authorization to begin providing dial tone as well as public local and long distance switched services.

     Technical Requirements. The Company is required to comply with regulations and detailed technical plans promulgated by the OSIPTEL that apply to such matters as the transmission, routing, signaling and assignment of numbers in the Peruvian telephone network as well as use of the radio frequency spectrum. Before concessionaires initiate service, their facilities must have been authorized by the Ministry of Communications and must be in full compliance with the applicable regulations and technical plans. Failure to comply with the technical plans can be grounds for terminating a concession if the holder does not comply within a period of time prescribed by the OSIPTEL.

     Both Telefonica and operators of private networks must make their networks available for interconnection with other carriers' networks in order to promote competition within Peru's telecommunications marketplace.

     Fees, Tariffs and Other Charges. In conformity with the Telecommunications Law, the General Regulation, and the OSIPTEL Regulation, telephone operators, including the Company, must pay certain fees, tariffs, and other charges which are primarily comprised of: (i) a concession fee; (ii) annual tariffs; (iii) payment to OSIPTEL for supervisory services; and (iv) contribution to the Fund for Private Investment in Telecommunications (FITEL). The Company may set its own tariff levels for its private line service, subject to certain maximum tariff levels set by the OSIPTEL.

     Foreign Investment and Exchange Controls. The basic legal framework to attract foreign investment to Peru is provided by the Foreign Investment Promotion Law. The Law provides for specific rules that guarantee nondiscriminatory treatment of foreign investors investing in Peru, and provides mechanisms to stimulate and secure foreign capital. Specifically, under the Law, foreign investors may freely remit all profit and repatriate all capital invested in Peru, and may freely convert such local currency proceeds into U.S. dollars. No registration with any government authority of such profit remittance or capital repatriation is required under Peruvian law irrespective of whether the original investment was made in the form of a capital contribution or intercompany loans. Notwithstanding the low level of restrictions on foreign investment, Peruvian law provides that if the foreign investor's home country imposes foreign investment restrictions on investments made by Peruvian companies in that country, the Peruvian government is authorized to impose similar restrictions with respect to investments made by companies from that country. For this reason, foreign investors are encouraged to enter into a legal stabilization agreement (the "Legal Stability Agreement") with the Peruvian government to guarantee certain rights with respect to their foreign investment in Peruvian companies.

     Legal Stability Agreements are entered into for a term of ten years. Foreign investors who execute such agreements are guaranteed the following rights, as of the date of the execution of the agreement: (i) maintenance of the existing tax treatment of the foreign investment; (ii) legal stability as to the availability of foreign currency for the remittance of profits and repatriation of capital and (iii) non-discriminatory treatment of the foreign investor.

     Foreign investors may enter into the Legal Stability Agreement by submitting an application to the National Commission on Foreign Investments, provided that the capital contribution is made in the following manner: (i) a capital contribution in cash of at least $2.0 million within two years of the date of execution of the agreement; or (ii) a capital contribution in cash of at least $500,000 and creation of at least 20 employment positions within two years from the date of the execution of the agreement.

  CHILE

     Telecommunications  Laws  and  Regulations.    The  Ley  General  de
Telecomunicaciones (General Law of Telecommunications), Law No. 18.168 (1982) (the "Chilean Telecommunications Law") and various decrees issued by the Ministry of Transportation and Telecommunications and other Chilean governmental authorities, constitute the legal and regulatory framework within which the Company provides services in Chile.

     In 1994, the Chilean Telecommunications Law was amended to promote greater competition in the telecommunications sector and to establish a framework for a multicarrier dialing system. The most significant amendments were: (i) in the case of local telephone carriers, only their affiliates or other related companies, rather than the local telephone carriers themselves, can now provide public long distance services and (ii) the establishment of all carriers' maximum market shares in the domestic long distance market for a four-year period and in the international long distance market for three years, each period measured from the inception of the multicarrier dialing system, as set forth in the following table. Companies that carry traffic above these units will be subject to substantial financial penalties and the Undersecretary of Telecommunications may suspend their service.


                                 MAXIMUM MARKET SHARE CAPS

                                              YEAR 1     YEAR 2   YEAR 3   YEAR 4
                                           ------------  -------  -------  -------
                                                          (IN MINUTES)
Carriers Affiliated with Local Operators:
  Domestic Long Distance. . . . . . . . .           35%      45%      55%      60%
  International Long Distance . . . . . .           20       30       40       --
Other Carriers:
  Domestic Long Distance. . . . . . . . .           80       70       60       60
  International Long Distance . . . . . .           70       65       60       --


     The Chilean Telecommunications Law also requires providers of public telephone services to conform to a multicarrier system in which end-users, rather than local telephone carriers, will determine on a call-by-call or contractual basis the long distance carrier they want to use. In addition, long distance carriers are authorized to establish direct connections to end users through their own networks.

     The Chilean Telecommunications Law provides for substantial fines, the suspension of service and other penalties for violations of the multicarrier dialing system. The routing of calls by a local telephone company to a long distance carrier other than the carrier selected by the end user or the obstruction or delay of an interconnection between the local telephone carrier and any long distance carrier would constitute violations, and the local telephone carrier may be required to indemnify the provider of long distance services for any such violations.

     Concessions.    The  Chilean  Telecommunications  Law  specifies  which
telecommunications services require that a provider obtain a concession or permit from the Ministry of Transportation and Telecommunications. Such concessions or permits are granted by the Undersecretary of Telecommunications. Concessions, which may be granted only to entities constituted and domiciled in Chile, are necessary to provide the following services, among others: (i) public telecommunications services which are provided to satisfy the telecommunications needs of the general public and (ii) intermediate telecommunications services which are transmission and switching services offered by third parties to other concession holders who provide public telecommunications services or other services to end-users. Permits, which are granted following a simplified procedure and may have a shorter duration than concessions, are required to provide limited services, which are services necessary to satisfy specialized needs of businesses or other institutions, but do not entail carrying traffic across public international and certain telecommunications networks.

     Concessions and permits are granted by the Chilean government for a fixed term which is presently 30 years. These concessions and permits can be renewed for the same period if so requested by the concessionaire. However, because the Company's concession was granted before the establishment of fixed terms, such concession is deemed to be indefinite in accordance with its terms and with Transitory Article 3 of such Law. Concessions and permits cannot be assigned, transferred or leased without the prior authorization of the Undersecretary of Telecommunications, which authorization cannot be denied without reasonable cause.

     Holders of concessions to provide public telecommunications services must establish and accept interconnection with others, in accordance with technical requirements established by the Undersecretary of Telecommunications, to ensure that users have access to all public services. Concession holders may establish their own systems or use facilities of other entities.

     Any telephone service outage must be corrected within 12 hours or users are entitled to indemnification and the concession holder is subject to fines.

     The Undersecretary of Telecommunications may suspend a concession holder's service for up to thirty days for failure to comply with technical requirements, which action may be challenged in the courts within a term of five days as of the notification to the holder of the concession.

     The Chilean Telecommunications Law provides that holders of concessions and permits shall have access, on equal economic and technical basis, to satellite systems and international cables.

     Existing concessions may be terminated if the concession holder does not fulfill certain of its obligations, including: (i) fulfillment of the technical framework applicable to the service; (ii) reiterative sanctions because of the suspension of transmissions; (iii) nonpayment of a fine imposed on the concession holder for more than 30 days; and (iv) the unauthorized change of any of the essential elements of the concession. The holder of the concession can appeal such termination to the Chilean Supreme Court within ten days if it believes that the termination was illegal.

     Tariff  System.    Currently,  providers of domestic and international long
distance services are subject to maximum tariffs fixed by the Chilean government.

     The Company's services are presently subject to maximum tariffs under the Chilean Telecommunications Law. The Chilean government establishes the maximum tariffs of regulated services by using a methodology that provides for the recovery of investments and the costs of operations of such services, as well as a profit based on the cost of capital. Under the Chilean Telecommunications Law, the structure, level and mechanism for indexing the affected services are fixed every five years by a joint decree issued by the Ministry of Transportation and Telecommunications and the Ministerio de Economia, Fomento y Reconstruccion (the "Ministry of the Economy") on the basis of the incremental costs of providing the tariffed service in each geographical service area where the service is provided, including capital costs taking into account the expansion plans of the regulated companies over the five year period. In the absence of expansion plans, the structure and level of rates are set on the basis of marginal long-term costs. Maximum tariffs are established on the basis of an economic model that relies on the costs of an ideally efficient enterprise that offers only the service subject to tariff. The tariff for each service that is subject to tariff regulation reflects the theoretical cost components associated with such service.

     Tariffs for domestic long distance telephone services must include the prices of long distance transmission and switching as well as the price of local telephone service. Tariffs for international long distance services must include such price components as the price of domestic and international services, the cost of access to the local network, as well as the settlement costs with foreign correspondents.

     Providers of telecommunications services are prohibited from discriminating among similarly situated users in the price charged for tariffed services. Each tariff is subject to its own index, which is calculated using the prices of its principal components. A concessionaire must give two months notice to the Subsecretaria de Telecomunicaciones (the Undersecretary of Telecommunications) of changes to the maximum tariff resulting from changes in the applicable index (including inflation adjustments) and that tariff, upon readjustment, is the maximum price that users may be charged for the service.

     Because the tariff-setting process takes place every five years, providers of long distance services subject to tariff regulation have to prepare a special study for each regulated service included in their geographic concession areas. The purpose of the study is to calculate the total and marginal long-term costs with respect to each such service and to determine on the basis of such calculation the structure and level of future tariffs. New tariff proposals must be presented to the Ministries of Transportation and Telecommunications and of Economy 180 days prior to the end of each five-year period. The Company and other intermediate service providers are subject to the maximum tariffs established by the corresponding authorities for the principal intermediate service provider.

     Encaje or deposit requirement. Thirty percent of amounts borrowed from abroad must be placed on deposit with the Central Bank for a period equal to the average term of the loan, with a minimum period of 90 days and a maximum period of 1 year. These funds do not earn interest. In lieu of making this deposit, the recipient may comply with the encaje through the purchase of special Central Bank promissory notes equal to 30% of the principal, which the Central Bank repurchases on the same date, prior to deduction of an interest rate equal to LIBOR + 4% for one year. In addition to the 30% deposit requirement, payments made by a Chilean company on interest in connection with a loan by a foreign shareholder of such company are treated as dividends for purposes of the imposition of a 35% withholding tax on the value of the payment of interest.

     Foreign Investment and Exchange Controls. Complete foreign ownership of investments in Chilean entities is possible and there is no minimum period within which the foreign investments must remain in Chile. Foreign investment capital may be remitted overseas one year after entering Chile.

     The Central Bank requires most transactions relating to foreign investment to be effected in a "formal" currency market. Appropriate approvals and registrations must be obtained when foreign investment capital enters the country to ensure the right to acquire foreign currency to pay for imports, repatriate capital and profits and pay interest and capital due on foreign currency loans.

     Foreign investment capital may be remitted overseas one year after entering Chile, but only from the proceeds of sale or liquidation of all or part of the assets, business, shares or rights representing the investment. Capital comprising reinvested profits are not subject to the one year restriction.

     Annual profits may be remitted overseas at any time. Interim profits and dividends can be remitted quarterly if supported by audited financial statements and permitted by the foreign investment contract with the government.

     Normally, foreign currency required to repatriate capital and profits must be obtained in the local formal currency market. Certificates authorizing the purchase of the foreign currency are issued by the Foreign Investment Committee, normally within 48 hours in the case of profits. Investors may be able to operate offshore foreign currency accounts which may be used to repatriate capital profits directly.

     The Foreign Investment Statute guarantees that restrictions applicable to the remittance of capital and profits will not be less favorable than those applying generally to the acquisition of foreign currency to pay for imports.

TAXATION

  PERU

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

     Income Tax. Peruvian corporations or foreign corporations domiciled in Peru are subject to an income tax at a rate of 30% on the net income realized by the company during the fiscal year. There is no departmental, regional or municipal income tax.

     Payment  of  Dividends.    Under  applicable  Peruvian law, amounts paid as
dividends or distributed as profits are not deemed to be taxable income and, consequently, are not subject to any taxation.

     Extraordinary Asset Tax. Peruvian corporations are subject to an annual extraordinary asset tax calculated at a rate of 0.5% over the value of the net assets of the corporation. The amount of the net extraordinary asset tax which is due may be credited against the corporation's income tax.

     Value  Added  Tax.   Peruvian corporations are subject to a value added tax
calculated at a rate of 18% over the value of services rendered to customers, goods imported into Peru, sale of personal or real property and assignment of fixed assets to an affiliate. Companies are entitled to an off-setting credit against the value added taxes imposed on the sales of goods and services.

  CHILE

     Taxation. Generally, foreign investors and local businesses are treated equally, although foreign investors are given the benefit of certain fixed rate tax options which allow them to limit the impact of future adverse tax changes.

     To promote savings and investment, the income of business entities is taxed in two stages, initially when income is earned and finally when profits are distributed to the ultimate business owners. The effective rate payable on foreign investment profits remitted abroad is normally 35%, 15% being payable at the time profits are earned with the balance due on payment overseas. Considerable emphasis is placed on indirect taxation through a 18% Value-Added Tax which contributes about 60% of fiscal revenue.

     First Category Income Tax, often referred to as the corporate tax, is paid by all entities on accrued income from business operations at a rate of 15%. Chile has a fully integrated tax system allowing this corporate tax to be credited against personal income taxes payable by resident investors when business profits are withdrawn by them or, in the case of foreign investors, against withholding tax payable when profits are remitted overseas. Profit distributions received by a resident business entity as an investor in another business entity are not liable to tax until distributed to a non-business or overseas entity.

     Withholding  Tax.    Additional Withholding Income Tax of 35% is payable by
non-resident individuals and entities on Chilean-source business income withdrawn or remitted overseas. This tax is withheld by the paying business entity.

     The 15% corporate tax is allowed as a credit against the Additional Withholding Income Tax payable. As a result, the effective rate payable on foreign investment profits remitted abroad is normally 35%, 15% being payable at the time profits are earned with the 20% balance due on payment overseas.

     Withholding tax is also imposed on most other payments made abroad. For example:

     1.  30%  for  royalty payments  and  patents,  license  and  similar  fees;

     2. 4% for interest payments to a foreign or international banking institution or to a foreign or international financial institution registered with the Central Bank of Chile. A 35% rate applies to interest payments to all other entities;

     3. 35% for rental payments, this rate can be reduced to 1.75% for equipment rental payments; and

     4. 20% withholding tax applied to remuneration of foreign individuals not resident in Chile for "technical assistance" or "engineering services" rendered in Chile or abroad.

        These rates can be increased to 80% for royalties or fees for technical services considered unproductive or unnecessary for the economic development of the country. All these payments are tax deductible if necessary to produce income.

     Thin Capitalization Rules. Although the tax regime does not impose restrictions on debt/equity ratios, the Foreign Investment Committee currently limits borrowing levels when approving investments. The current debt to equity ratio is 70:30.

     Capital Gains. Gain recognized on the sale of shares will be subject to both the First Category Income Tax and the Additional Withholding Income Tax, if either (i) the foreign holder has held the shares for less than one year or (ii) the foreign holder acquired and sold the shares in the ordinary course of business or as an habitual trader of shares. In all other cases, gain on the sale of shares will be subject to a sole 15% First Category Tax.

     For purposes of determining the capital gains on the disposition of the shares of the Chilean companies, the tax basis will be the acquisition value adjusted by the variation of the Chilean Consumer Price Index between the last day of the month prior to the purchase of the shares and the last day of the month prior to the disposition of the shares. If the investment in the shares has been made through DL 600, upon total or partial liquidation of the investment, no taxes will be applied on gains up to the U.S. dollar equivalent of the foreign investment.

     Income Tax Payment. Chile has a calendar tax year and returns must be lodged by April 30 of the following year. Business entities are required to make monthly provisional payments of corporate tax equal to a percentage of the previous month's gross revenue. The percentage is determined by the ratio of gross revenue to First Category Income Tax for the business entity for the preceding year. Any further tax due must be paid on filing of the relevant tax return. Excess tax paid is recoverable after filing.

EMPLOYEES

     As of February 25, 1998, the Company had 128 full-time employees, of whom approximately 32 are in Resetel, 34 are in FirstCom Networks, 57 are in FirstCom Long Distance and five are in the Company's headquarters. The Company's employees are not represented by any labor union. The Company believes that relations with its employees are good.

                            GLOSSARY OF DEFINED TERMS

     ATM (Asynchronous Transfer Mode): An information transfer standard that is one of a general class of packet technologies that relay traffic by way of an address contained within the first five bytes of a standard 53 byte-long packet or cell. The ATM format can be used by many different information systems, including LANs, to deliver traffic at varying rates, permitting a mix of data, voice and video.

     Backbone: Refers to the major fiber cable carrying the accumulated transmissions of many businesses connected to a network system. Similar to a water main, the backbone is the high volume conduit for transmissions input by multiple smaller connections (last-mile connections) from business offices.

     Bandwidth: The range of frequencies that can be passed through a medium, such as glass fibers, without distortion. The greater the bandwidth, the greater the information carrying capacity of such medium. For fiber optic transmission, electronic transmitting devices determine the bandwidth, not the fibers themselves.

     CAP (Competitive Access Provider): A company that provides its customers with an alternative to the local telephone company for local transport of private line, special access telecommunications services and switched access services. CAPs are also referred to in the industry as alternative access vendors, alternative local telecommunications service providers (ALTS) and metropolitan area network providers (MANs).

     Carrier's carrier: Refers to a telecommunications network that provides wholesale telecommunications transmission to other major telecommunications networks such as long distance, local and cellular telephone companies.

     Centrex: Refers to the switching capability provided by a telephone company's central office to a customer over telephone lines on a subscription basis. Centrex allows a customer to receive such services as intra-office call routing and voice mail from a telephone company's switch, thereby avoiding the purchase of a private switch known as PBX.

     CLEC (competitive local exchange carrier): A company that provides local exchange services in competition with the incumbent local exchange carrier.

     CTC:    Compania  de  Telefonos  de Chile, S.A., the PTT of Chile which was privatized  in  1987.

     Dedicated  lines:   Telecommunications lines reserved for use by particular
customers along predetermined routes (in contrast to telecommunications lines within the local telephone PTT's public switched network).

     Digital: Describes a method of storing, processing and transmitting information through the use of distinct electronic or optical pulses that represent the binary digits 0 and 1. Digital transmission and switching technologies employ a sequence of these pulses to represent information, as opposed to the continuously variable analog signal. The precise digital numbers preclude any distortion (such as graininess or snow, in the case of video transmission, or static or other background distortion, in the case of audio transmission).

     Drop and insert: Refers to a network's capability to share capacity among users without dedicating any fiber strand to a single end user.

     Earth  station:    A  parabolic  antenna  and  associated  electronics  for
receiving  or  transmitting  satellite  signals.

     Enhanced  services:    Refers  to  private  line  services, and LAN and WAN
connectivity  services.

     Entel: Empresa Nacional de Telefonos, S.A. Privatized in 1989, Entel has historically been Chile's national long distance company. Under the Multicarrier Agreement, Entel is now licensed to provide all types of telecommunications services within Chile.

     ESN  (Enhanced  Services  Network):    The  name  used  to  describe  the
communication services providing digital connectivity, primarily for data applications via frame relay, ATV, or digital interexchange private line facilities.

     Fiber optics: Fiber optic technology involves sending laser light pulses across glass strands in order to transmit digital information. Fiber optic cable currently is the medium of choice for the telecommunications and cable industries. Fiber is resistant to electrical interference and many environmental factors that affect copper wiring and satellite transmission.

     Frame relay: A form of data communications packet switching that uses smaller packets and requires less error checking than traditional technologies such as X.25 or SNA. Frame Relay is used in wide area networks to interconnect LANs and computer systems. Frame Relay was designed to operate at higher speeds on modern fiber optic networks.

     Gateway Switch: A switch which is used to establish connection with other carriers.

     GHz or Gigahertz: A unit of frequency equal to one billion cycles or hertz per second.

     ILEC  (incumbent  local  exchange  carrier):    The name used to describe a
company  which  is  the  principal  local  exchange  carrier.

     Interconnection: Interconnection of facilities between or among local exchange carriers, including potential physical collocation of one carrier's equipment in the other carrier's premises to facilitate such interconnection.

     ISP (Internet Service Provider): The name used for those companies which provide its subscribers with access to the Internet.

     Internet:    The name used to describe the global open network of computers that permits a person with access to exchange information with any other computer connected to the network.

     LAN (Local Area Network): Refers to the interconnection of computers for the purpose of sharing files, programs and printers. LANs may include dedicated computers or file servers that provide a centralized source of shared files and programs.

     Last  mile:    A  shorthand  reference  to  the  last  section  of  a
telecommunications path to the ultimate end-user which may be less than or greater than one mile.

     LEC  (local  exchange  carrier):    A  company  providing  local  telephone
services.

     Long distance carriers (interexchange carriers): Long distance carriers provide services between local exchanges on an interstate or intrastate basis. A long distance carrier may offer services over its own or another carrier's facilities.

     Long  exchange  services:    Services  provided  within  a  geographic area
determined by the appropriate state regulatory authority which calls are transmitted without toll charges to the calling or called party.

     Ministry of Transportation and Telecommunications: Chile's government body which, through the Undersecretariat of Telecommunications, is responsible for regulating and registering all telecommunications equipment and services. Its role is equivalent to that of the Federal Communications Commission in the United States.

     Ministry of Transportation, Communications, Housing and Construction: The Peruvian government entity with the authority to regulate telecommunications and with the authority to grant concessions and licenses for telecommunications service providers such as the Company.

     Multicarrier  Agreement:    The  legislation  passed by Chile's Ministry of
Telecommunications in 1994 which opens Chile's long distance market to competition while temporarily limiting the market share in that market which may be held by the CTC.

     Node:    Devices  on  a  network  that  demand  or supply services or where transmission  paths  are  connected.

     PBX  (private  branch  exchange):   A customer owned and operated switch on
customer premises, typically used by large businesses with multiple telephone lines.

     PDH (Plesiochronous Digital Hierarchy): Refers to a digital transmission system that operates as a Time Division Multiplexing (TDM) system by combining multiple signals of 2 Mbit/s through the use of a multiplexor that operates by adding "dummy" bits (otherwise known as justification bits). The justification bits are recognized as such when multiplexing occurs, and discarded as original signals. This process is known as plesiosynchronous operation. The use of plesiosynchronous operation has led to the adoption of the term plesiosynchronous digital hierarchy, or PDH.

     POPs  (points  of  presence):   Locations where a long distance carrier has
installed transmission equipment in a service area that serves as, or relays calls to, a network switching center of that long distance carrier.

     PTT  (Public  Telephone  and  Telegraph):   A government or privately-owned
monopoly  carrier  of  telecommunications  services  or having a dominant market
share  such  as  CTC.            Private  Line:   Refers to a private, dedicated
telecommunications connection between different locations (excluding long distance carriers' POPs).

     Public switched network: Refers to traditional public (not dedicated) LEC networks that switch calls between different customers.

     Redundant  electronics:   Describes a telecommunications facility using two
separate electronic devices to transmit the telecommunications signal so that if one device malfunctions, the signal may continue without interruption.

     Right-of-way: Rights negotiated with the appropriate entity, such as a utility company or transportation agency, to secure access to poles, ducts, conduits or subway tunnels, as the case may be, to install the fiber optic lines.

     Switch:    A  device  that opens or closes circuits or selects the paths or circuits to be used for transmission of information. Switching is the process of interconnecting circuits to form a transmission path between users.

     Switched  services:    Refers  to  transportation of switched traffic along
dedicated lines between the local telephone company's central offices and the long distance carrier's POPs.

     Teleport:    Refers  to  a  facility  capable of transmitting and receiving satellite  signals  for  other  users.


ITEM  2.    DESCRIPTION  OF  PROPERTY

     The Company's corporate offices are located at 2600 Douglas Road, Suite 501, Coral Gables, Florida. These offices are occupied under a lease that expires on November 30, 1998 (the "ICCA Lease") at a rent of approximately $3,000 per month. The ICCA Lease does not specify the conditions for its renewal, but the Company believes that the current lease may be renewed for an additional one year term without unreasonable effort or additional expense. The Company's offices in Santiago, Chile are occupied under leases which expire through September 2006, at a total rent of approximately $14,000 per month. The Company's offices in Lima, Peru are occupied under a two year lease terminating on October 14, 1998 at a rent of approximately $3,500 per month. The Company believes that its current facilities, together with other contiguous rental space, are adequate to provide for its current needs and that its current facilities and planned lease of replacement facilities in Chile will be adequate for its current and anticipated needs and anticipated growth.


ITEM  3.    LEGAL  PROCEEDINGS

     The  Company  is  not  a  party  to  any  material  legal  proceedings.


ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

                                     PART II

ITEM  5.    MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     The  Company's  Common   Stock  is  traded  on  the Nasdaq Small Cap Market
("Nasdaq")    (ticker    symbol:    ICCA).

         The Common Stock was traded over-the-counter and quoted on the OTC bulletin board between June 1994 and November 1996. The Common Stock has been listed and traded on Nasdaq since November 1996.

         The following table sets forth, for two most recent fiscal years, the high and low closing prices of the Common Stock:


PERIOD               HIGH     LOW
First Quarter 1996   $ 3.38   $ 0.94
Second Quarter 1996    7.12     3.00
Third Quarter 1996     5.88     4.25
Fourth Quarter 1996    5.13     2.13

First Quarter 1997   $ 3.50   $ 1.88
Second Quarter 1997    3.25     1.44
Third Quarter 1997     3.44     2.06
Fourth Quarter 1997    4.00     1.56

DIVIDENDS

     The Company has never declared or paid any dividends on the Common Shares and does not presently intend to pay dividends on the Common Shares in the foreseeable future. The Company's Board of Directors intends to retain future earnings, if any, to finance the development and expansion of its business. In addition, the indenture relating to the Senior Notes limits, and, for the foreseeable future, effectively prohibits, the ability of the Company to declare or pay cash dividends.

NUMBER  OF  SHAREHOLDERS

         As of February 25, 1998, there were 400 holders of record of the Company's Common Stock.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this document.

OVERVIEW

General

    The Company is a new provider of high bandwidth integrated telecommunication services to high volume users through state of the art fiber optic networks located in Santiago, Chile and Lima, Peru. The Company began development of its networks in Chile and Peru in 1994 and 1996, respectively. As of December 31, 1997, the Company had (i) constructed a 120 kilometer fiber optic network which extends through most of Santiago's downtown business district and the outlying industrial and airport corridor and (ii) completed construction of 90 kilometers of its fiber optic network in Lima. The Lima network, when completed, is expected to be approximately 230 kilometers in length and will extend throughout the major commercial and industrial districts of Lima, and the port city of Callao.

     The Company has historically operated as a Latin American telecommunications development stage company, which has developed its operations in Latin America through the acquisition of holding and operating companies that own licenses, concessions or rights-of-way in what the Company believes to be attractive markets. The following table sets forth the name, principal market and date of acquisition of each entity acquired by the Company.


NAME                                                          MARKET   DATE OF ACQUISITION
Hewster Servicios Intermedios, S.A. ("HSI") . . . . . . . .  Santiago  July 15, 1994
Visat, S.A. ("Visat") . . . . . . . . . . . . . . . . . . .  Santiago  September 23, 1994
Red de Servicios Empresariales de Telecomunicaciones, S.A.
  ("Resetel") . . . . . . . . . . . . . . . . . . . . . . .  Lima      May 7, 1996
Hewster, S.A. ("HSA "). . . . . . . . . . . . . . . . . . .  Santiago  July 31, 1996
Iusatel Chile,  S.A. ("Iusatel"). . . . . . . . . . . . . .  Santiago  December 17, 1997

     FirstCom Networks (HSI and HSA were combined to operate under the name of Hewster Chile, S.A. and subsequently FirstCom Networks, S.A.) currently provides businesses in Santiago with high quality voice and data communications services on a private line basis, including local area network interconnections, remote terminal access, PBX to PBX connections, remote printing capabilities and high speed access to the Internet through arrangements with a Chilean based ISP and private line based services. In addition, FirstCom Networks provides its customers with local and wide area network design, engineering, installation, systems integration and support services. Visat is a Chilean corporation that holds a government concession to provide intermediate telecommunications services, including the installation and operation of a network of 12 satellite earth stations and a switch throughout Chile, which allows the Company to transmit either "C" or "KU" bands for satellite communications and broad band distribution. Resetel is a Peruvian corporation that holds a concession to build and operate a fiber-optic telecommunications network in Lima and Callao, Peru. FirstCom Long Distance (formerly Iusatel) is a Chilean corporation which provides domestic and international long distance services. FirstCom Long Distance's long distance traffic is switched and transported, in part, through its own gateway switch and satellite earth station, as well as through interconnections with other Chilean long distance carriers. FirstCom Networks, Visat, Resetel and FirstCom Long Distance are wholly-owned subsidiaries of the Company.

     To date, the majority of the Company's revenues have been generated through systems integration and consulting fees provided by the Company's FirstCom Networks operations. With the proceeds of the Company's Senior Note Offering completed in October 1997, the Company anticipates that it will have the capital necessary to complete and leverage its networks to provide significant, sustainable network-based telecommunications revenues. Due to the changing scope of its operations, the Company believes that its historical operating results and statistics may not be indicative nor representative of future results and statistics.

Sales

     Today, the Company derives its sales primarily from long distance services provided by FirstCom Long Distance and services provided by FirstCom Networks including voice and data communications services on a private line basis, and local and wide-area network design, engineering, systems integration and support services. The Company expects sales to increase significantly over the next few years due to the recent acquisition of FirstCom Long Distance and the continued expansion of its operations.

Costs  of  Sales

     Cost of sales include both the cost of services provided and the cost of equipment sold. Today, cost of sales relate principally to the Company's operations in Chile. Such costs of services include payments under lease agreements to install and operate the Company's fiber optic network in the Santiago subway system. The lease agreement requires payments based on monthly invoicing of the Company, subject to minimum amounts. The Company anticipates that the cost of sales will increase with the expansion of its operations. However, as a percentage of sales, the Company anticipates that the cost of sales will decrease over time as a result of economies of scale in its operations.

Selling,  General  and  Administrative  Expenses

     Selling, general and administrative expenses consist principally of compensation expense, professional fees, consulting services, travel costs, office rent and other general corporate expenses. As the Company's subsidiaries expand their operations, complete construction of their fiber optic networks and add new customers, the Company expects a larger portion of selling, general and administrative expenses to be incurred at the subsidiary level. The Company expects selling, general and administrative expenses to increase over time as it continues to expand its operations. However, selling, general, and administrative expenses as a percentage of sales is expected to decrease over time with the expansion of the Company's operations, although during the next several years such costs could represent a higher percentage of sales compared to historical amounts, as the Company funds the infrastructure necessary to enhance sales in the future.

Depreciation  and  Amortization

     The Company depreciates its property and equipment over their estimated useful lives, which approximate twenty years for its fiber optic networks. Intangible assets acquired in the acquisition of FirstCom Long Distance, FirstCom Networks and Visat are being amortized over ten years. The concessions purchased in the acquisitions of Resetel and FirstCom Long Distance are being amortized over their estimated useful lives of twenty years. The Company believes that depreciation and amortization will continue to increase with the expansion of its operations.

Interest  Expense

     The Company currently incurs interest expense on the outstanding Senior Notes, capital leases and also incurred interest and related expenses attributable to convertible debentures and bridge notes that were issued during the year ended December 31, 1997. Interest expense has been reduced for amounts capitalized related to the Company's construction of its fiber optic networks.

     Interest costs reported with respect to the company's convertible debentures include interest expense related to the stated coupon rate of interest, the value attributable to the ability of the holders to convert the debentures at a share price less than the closing bid price (as reported by the Nasdaq SmallCap Market) at time of conversion ("beneficial conversion features") and amortization of (i) deferred financing costs and (ii) original issue discounts related to detachable warrants. The value attributable to the beneficial conversion features has been expensed at date of issuance because the agreements could allow holders of the Convertible Debentures to convert at that date. As a result, for the year ended December 31, 1997 the Company incurred noncash interest cost of $466,000 related to the fair value of the beneficial conversion features.

     Interest expense for the year ended December 31, 1997 also includes non-cash costs of $852,000 related to the value of 300,000 shares of Common Stock issued to an individual for certain financial assistance provided to the Company.

     The Company expects interest expense to increase significantly in the future due to the interest payable on the Senior Notes.

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

RESULTS  OF  OPERATIONS

Year  Ended  December  31,  1997  Compared  to  Year  Ended  December  31,  1996

     Sales. The Company's sales were $1,130,000 for the year ended December 31, 1997 as compared to $652,000 for the year ended December 31, 1996. This increase of approximately $478,000, was attributable to the inclusion of a full year of FirstCom Networks' operations, as compared to five months in 1996.

     Cost of Revenues. The Company's cost of revenues, relating principally to the Company's operations in Chile, was $1,203,000 for the year ended December 31, 1997 as compared to $958,000 for the year ended December 31, 1996. This increase of approximately $245,000, was attributable to services provided by FirstCom Networks.

     Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses were $5,265,000 for the year ended December 31, 1997 as compared to $3,272,000 for the year ended December 31, 1996. This increase of approximately $1,993,000, was primarily attributable to an increase in corporate expenses related to salaries, professional fees and travel attributable to the ongoing support of the Company's subsidiary operations, as well as corporate development opportunities, and expenses attributable to the Company's Resetel and FirstCom Networks subsidiaries which were acquired by the Company in May and July 1996, respectively.

     Common Stock and Stock Option Compensation. This expense is directly attributable to the value of shares of Common Stock and stock options issued to certain officers and former directors of the Company during 1997.

     Depreciation and Amortization. The Company's depreciation and amortization expenses were $967,000 for the year ended December 31, 1997 as compared to $706,000 for the year ended December 31, 1996. This increase of $261,000 was primarily attributable to an increase in amortization expense related to the intangible assets purchased in the acquisitions of Resetel and FirstCom Networks.

     Interest Expense. The Company's interest expense was $5,934,000 for the year ended December 31, 1997 as compared to $246,000 for the year ended December 31, 1996. This increase of approximately $5,688,000 was due to additional financing costs related to the Senior Notes, the issuance of convertible debentures in February and May 1997 and the non-cash charge of $852,000 related to the value of 300,000 shares of common stock issued to an individual for certain financial assistance provided to the Company. Of the total interest costs incurred by the Company for the year ended December 31, 1997, $712,000 of such costs were capitalized in connection with the Company's construction of its fiber optic network in Lima, Peru.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Since inception, the Company has been primarily engaged in start-up activities requiring substantial expenditures. Consequently, the Company has reported losses from operations, before interest, of approximately $2.5 million, $4.4 million and $10.9 million for the years ended December 31, 1995, 1996 and 1997, respectively. In addition, the Company has reported cash used in investing activities of approximately $1.2 million, $3.0 million and $8.6 million for the years ended December 31, 1995, 1996 and 1997, respectively. Cash used in investing activities related primarily to the purchase of property and equipment and the acquisitions of Visat, FirstCom Networks and FirstCom Long Distance. Further development of the Company's business and the expansion of its fiber optic networks, service offerings and customer base will require significant additional expenditures, and the Company expects that it will have significant operating losses and net cash outflows from operating and investing activities in the foreseeable future.

     Since inception, the Company has funded its cash needs through a combination of private equity and debt placements.

     On October 27, 1997, the Company consummated the Senior Note Offering of 150,000 Units consisting of an aggregate of $150.0 million aggregate principal amount of 14% Senior Notes due October 27, 2007 and 5,250,000 Unit Warrants to purchase 5,250,000 shares of Common Stock of the Company at an exercise price of $4.40 per share. The Unit Warrants entitle the holders thereof to acquire an aggregate of 5,250,000 shares of Common Stock, representing approximately 15.2% of the Common Stock of the Company on a fully diluted basis as of the date of the consummation of the Senior Note Offering (assuming full vesting and exercise of all options and warrants outstanding at November 14, 1997), at an exercise price of $4.40 per share. In addition, UBS Securities LLC, the initial purchaser of the Units in the Senior Note Offering, was granted 2,250,000 warrants to acquire 2,250,000 shares of Common Stock of the Company at an exercise price of $4.40 per share.

     The net proceeds to the Company from the Senior Note Offering were approximately $142.5 million, after deducting the underwriting discount and offering expenses. Approximately $57.3 million of the proceeds were used to purchase a portfolio of securities that was deposited in escrow for payment of interest on the Senior Notes through October 27, 2000 and, under certain circumstances, as security for repayment of principal of the Senior Notes. During November and December of 1997 the Company used the net proceeds of the Offering as follows: (i) $5.9 million for the acquisition of FirstCom Long Distance; (ii) $4.3 million for the purchase of telecommunications equipment and the repayment of its subsidiaries liabilities; (iii) $2.6 million to settle all of the Company's outstanding obligations related to convertible debentures and
(iv) $975,000 to repay certain bridge notes. The Company expects to use the remaining proceeds primarily to expand and operate the Company's telecommunications businesses in Peru and Chile.

     A summary of the Company's value of Common Stock issued and Common Stock and Common Stock equivalents outstanding as of December 31, 1997 and the pro forma effect of the exercise of such Common Stock equivalents and the concurrent inflows of capital follows:


                          ACTUAL  AT          STOCK  OPTIONS  AND  WARRANTS  OUTSTANDING     INCREMENTAL
                         DECEMBER 31,      MANAGEMENT       SENIOR NOTE     OTHER OPTIONS        PRO-
                             1997       AND DIRECTORS(3)   WARRANTS (4)   AND WARRANTS (5)    FORMA (6)
                         -------------  -----------------  -------------  -----------------  ------------
SHARES OF COMMON STOCK.     19,084,300          4,995,000      7,500,000          3,195,171    15,690,171

VALUE OF COMMON STOCK .  $  26,906,000  $      15,211,514  $  33,000,000  $       6,927,362  $ 55,142,071
ISSUED (1)

PER SHARE(2). . . . . .  $        1.41  $            3.05  $        4.40  $            2.17  $       3.51

   (1)  Represents the proceeds from the Company's issuance of Common Stock and Common Stock equivalents, and  is  comprised  of  par  value  and  additional  paid  in  capital.
   (2)  Represents  the  amount  in  (1)  per  share  of  Common  Stock.
   (3)  Represents the incremental impact on the Company's value of Common Stock issued upon the exercise of all stock options (vested and not vested) held by the Company's management and directors as of
        December  31,  1997.
   (4)  Represents the incremental impact on the Company's value of Common Stock issued upon the exercise of  all warrants (vested and not vested) that were issued in connection with the Senior Notes and are  outstanding  as  of  December  31,  1997.
   (5)  Represents the incremental impact on the Company's value of Common Stock issued upon the exercise of  all  other  stock options and warrants (vested and not vested) outstanding as of December 31,
        1997  (includes  1,865,000  stock  options  issued  to  former  officers  and  directors).
   (6)  Represents  the  combined  incremental  impact  of  (3),  (4)  and  (5)  above.

     As part of its business strategy, the Company intends to continue to evaluate potential acquisitions, joint ventures and strategic alliances in companies that own existing networks or companies that provide services that complement the Company's existing businesses. The Company continues to consider potential acquisitions from time to time. New sources of capital such as credit facilities and other borrowings, and additional debt and equity issuances, may be used to fund such acquisitions and similar strategic investments.

     As a result of the Senior Note Offering , the Company has become highly leveraged and has substantial debt service requirements. In addition, in each year since its inception the Company had net losses from operations and therefore had insufficient earnings to cover its fixed charges. The Company's annual interest obligations under the Senior Notes substantially exceeds the Company's net income.

     The ability of the Company to make scheduled payments with respect to its indebtedness, including interest on the Senior Notes after October 27, 2000, will depend upon, among other things, (i) its ability to implement its business plan, and to expand its operations and to successfully develop its customer base in its target markets, (ii) the ability of the Company's subsidiaries to remit cash to the Company in a timely manner and (iii) the future operating performance of the Company and its subsidiaries. Each of these factors is, to a large extent, subject to economic, financial, competitive, regulatory and other factors, many of which are beyond the Company's control. The Company expects that it will continue to generate cash losses for the foreseeable future. The Company has deposited in escrow funds representing interest payments with respect to the Senior Notes through October 2000. However, no assurance can be given that the Company will be successful in developing and maintaining a level of cash flow from operations sufficient to permit it to pay the principal of, and the interest on the Senior Notes after such time, or with respect to its other indebtedness. If the Company is unable to generate sufficient cash flow from operations to service its indebtedness, including the Senior Notes, it may have to modify its growth plans, restructure or refinance its indebtedness or seek additional capital. There can be no assurance that (i) any of these strategies can be effected on satisfactory terms, if at all, in light of the Company's high leverage or (ii) any such strategy would yield sufficient proceeds to service the Company's indebtedness, including the Senior Notes. Any failure by the Company to satisfy its obligations with respect to the Senior Notes at maturity or prior thereto would constitute a default under the Indenture and could cause a default under other agreements governing current or future indebtedness of the Company.

     Substantially all of the Company's assets are held by its subsidiaries and substantially all of the Company's sales are derived from operations of such subsidiaries. Future acquisitions may be made through present or future subsidiaries of the Company. Accordingly, the Company's ability to pay the principal of, and interest and liquidated damages, if any, when due, on the Senior Notes is dependent upon the earnings of its subsidiaries and the distribution of sufficient funds from its subsidiaries. the Company's subsidiaries will have no obligation, contingent or otherwise, to make funds available to the Company for payment of the principal of, and interest and liquidated damages on, if any, the Senior Notes. In addition, the ability of the Company's subsidiaries to make such funds available to the Company may be restricted by the terms of such subsidiaries' current and future indebtedness, the availability of such funds and the applicable laws of the jurisdictions under which such subsidiaries are organized. Furthermore, the Company's subsidiaries will be permitted under the terms of the Indenture to incur indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to the Company. The failure of the Company's subsidiaries to pay dividends or otherwise make funds available to the Company could have a material adverse effect upon the Company's ability to satisfy its debt service requirements including its ability to make payments on the Senior Notes.

In  addition  to  the  deposit of a portion of the proceeds from the Senior
Note Offering to fund interest payments on the Senior Notes through October 2000, the Company deposited $62 million of the proceeds from the Senior Note Offering in a separate account under a trustee's control pending application of such funds by the Company for the payment of, as such terms are defined in the
Indenture: (a) Permitted Expenditures; (b) in the event of a Change in Control of the Company, the Change in Control Payment and (c) in the event of a Special Offer to Purchase, or a Special Mandatory Redemption, the purchase or redemption price in connection therewith.

     The Company believes the net proceeds from the Senior Note Offering will be sufficient to satisfy the Company's liquidity needs through the end of 1999; however, there can be no assurance that the Company will have sufficient resources to meet its subsequent liquidity requirements.

     To accelerate its growth rate and to finance the launch or build-out of additional markets, the Company will consider obtaining financing from various sources, including vendor financing provided by equipment suppliers, project financing from commercial banks and international agencies, bank lines of credit and the sale of equity and debt securities. To the extent that the Company or any of its subsidiaries issues debt, its leverage and debt service obligations will increase. There can be no assurance that the Company will be able to raise such capital on satisfactory terms, if at all. In addition, the Indenture related to the Senior Notes will limit the ability of the Company and its subsidiaries to incur additional indebtedness.

INFLATION  AND  EXCHANGE  RATES

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

     A substantial portion of the Company's purchases of capital equipment and interest on the Senior Notes is payable in U.S. dollars. To date, the Company has not had significant foreign currency exposure with third parties and generally intends to be paid for its services in U.S. dollars or in local currencies with a pricing adjustment that is structured to protect the Company against the risk of fluctuations in exchange rates. However, a portion of sales to customers of the Company will be denominated in local currencies, and substantial or continued devaluations in such currencies relative to the U.S. dollar could have a negative effect on the ability of customers of the Company to absorb the costs of devaluation. This could result in the Company's customers seeking to renegotiate their contracts with the Company or, failing satisfactory renegotiation, defaulting on such contracts.

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

NET  OPERATING  LOSS  CARRYFORWARDS

     At December 31, 1997, the Company had net operating loss carry forwards ("NOLs") of approximately $16.1 million for U.S. income tax purposes and approximately $21.3 million for foreign income tax purposes. These carryforwards are available to offset future taxable income, if any, and expire for U.S. income tax purposes in the years 2007 through 2012. The foreign net operating loss carryforwards related to (1) Peru, $665,000, expire in the years 2000 through 2001 and (2) to Chile, $20.6 million, do not expire.

EFFECTS  OF  NEW  ACCOUNTING  STANDARDS

     During June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" effective for fiscal years beginning after December 1997. Management does not expect Statements No. 130 and 131 to have a significant impact on the Company's reporting and disclosure requirements in 1998.

     Statement No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders.

ITEM  7.    FINANCIAL  STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
INTERAMERICAS COMMUNICATIONS CORPORATION
     Report of Independent Certified Public
      Accountants. . . . . . . . . . . . . . . . . . . . . .  F-2
     Consolidated Balance Sheets as of December 31, 1996 and
      1997 . . . . . . . . . . . . . . . . . . . . . . . . .  F-3
     Consolidated Statements of Operations for the years
      ended December 31, 1995, 1996 and 1997 . . . . . . . .  F-4
     Consolidated Statements of Stockholders' Equity for the
      years ended December 31, 1995, 1996 and.1997 . . . . .  F-5
     Consolidated Statements of Cash Flows for the years
      ended December 31, 1995, 1996 and 1997 . . . . . . . .  F-6
     Notes to Consolidated Financial Statements. . . . . . .  F-7


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of InterAmericas Communications Corporation

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and stockholders' equity and of cash flows present fairly, in all material respects, the financial position of InterAmericas Communications Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As described in Note 4, during 1996 and 1995, the Company had significant transactions and relationships with related parties. Because of these relationships, it is possible that the terms of these transactions may not be the same as those that would result from transactions among wholly unrelated parties.

/s/  Price Waterhouse LLP
----------------------
Price Waterhouse LLP

Miami,  Florida
March  2,  1998

                    INTERAMERICAS COMMUNICATIONS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                  (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)


                                                               DECEMBER 31,
                                                           --------------------
                                                             1996       1997
                                                           ---------  ---------
ASSETS

Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . .  $    723   $ 13,705
  Restricted cash . . . . . . . . . . . . . . . . . . . .         -     59,659
  Restricted investments. . . . . . . . . . . . . . . . .         -     20,404
  Accounts receivable, net of allowance of $168 in 1997 .       113      2,367
  Prepaid expenses and other current assets . . . . . . .       491      1,208
                                                           ---------  ---------
          Total current assets. . . . . . . . . . . . . .     1,327     97,343

Restricted investments. . . . . . . . . . . . . . . . . .         -     37,488
Telecommunications networks, net. . . . . . . . . . . . .     3,956      9,348
Intangible assets, net. . . . . . . . . . . . . . . . . .     5,029     10,881
Deferred financing costs. . . . . . . . . . . . . . . . .        42     14,971
                                                           ---------  ---------
          Total assets. . . . . . . . . . . . . . . . . .  $ 10,354   $170,031
                                                           =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . .  $    299   $  4,023
  Accrued interest. . . . . . . . . . . . . . . . . . . .        83      3,797
  Other accrued expenses. . . . . . . . . . . . . . . . .       591      1,709
  Due to related parties. . . . . . . . . . . . . . . . .       416        263
  Lease obligations, current. . . . . . . . . . . . . . .       114        313
  Other current liabilities . . . . . . . . . . . . . . .       323        322
                                                           ---------  ---------
          Total current liabilities . . . . . . . . . . .     1,826     10,427

Senior notes, net . . . . . . . . . . . . . . . . . . . .         -    131,626
Lease obligations, less current portion . . . . . . . . .       248        356
                                                           ---------  ---------
          Total liabilities . . . . . . . . . . . . . . .     2,074    142,409
                                                           ---------  ---------

Commitments and contingencies . . . . . . . . . . . . . .         -          -
                                                           ---------  ---------

Stockholders' equity
  Preferred stock, $.001 par value, authorized 10,000,000
     shares, none issued
  Common stock, $.001 par value, authorized 50,000,000
     shares, issued and outstanding as of December 31,
     1996 and 1997  16,152,518 and
     19,084,300 shares, respectively. . . . . . . . . . .        16         19
  Additional paid in capital. . . . . . . . . . . . . . .    18,493     26,887
  Warrants. . . . . . . . . . . . . . . . . . . . . . . .         -     26,737
  Accumulated deficit . . . . . . . . . . . . . . . . . .   (10,151)   (25,783)
 Cumulative translation adjustments . . . . . . . . . . .       (78)      (238)
                                                           ---------  ---------
          Total stockholders' equity. . . . . . . . . . .     8,280     27,622
                                                           ---------  ---------

          Total liabilities and stockholders' equity. . .  $ 10,354   $170,031
                                                           =========  =========

The accompanying notes are an integral part of these consolidated financial statements.


                                INTERAMERICAS COMMUNICATIONS CORPORATION

                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)


                                                                 YEAR  ENDED  DECEMBER  31,
                                                                 ---------------------------
                                                            1995            1996              1997
                                                        -------------  ---------------  ----------------
Revenues . . . . . . . . . . . . . . . . . . . . . . .  $        224   $          652   $         1,130
                                                        -------------  ---------------  ----------------
Operating expenses:
  Cost of revenues . . . . . . . . . . . . . . . . . .           408              958             1,203
  Selling, general and administrative .. . . . . . . .         1,906            3,272             5,265
  Non-cash compensation and consulting . . . . . . . .            12               73             4,640
  Depreciation and amortization. . . . . . . . . . . .           396              706               967
                                                        -------------  ---------------  ----------------
                                                               2,722            5,009            12,075
                                                        -------------  ---------------  ----------------

Loss from operations . . . . . . . . . . . . . . . . .        (2,498)          (4,357)          (10,945)

Interest expense . . . . . . . . . . . . . . . . . . .          (319)            (246)           (5,934)
Interest income. . . . . . . . . . . . . . . . . . . .            10               80             1,315
Other expense, net . . . . . . . . . . . . . . . . . .           (66)            (103)              (68)
                                                        -------------  ---------------  ----------------

Net loss . . . . . . . . . . . . . . . . . . . . . . .  $     (2,873)  $       (4,626)  $       (15,632)
                                                        =============  ===============  ================


Net loss per share . . . . . . . . . . . . . . . . . .  $       (.31)  $         (.31)  $          (.94)
                                                        =============  ===============  ================
Weighted average common shares outstanding           .     9,407,000       14,795,660        16,667,719
                                                        =============  ===============  ================

The accompanying notes are an integral part of these consolidated financial statements.


                                          INTERAMERICAS COMMUNICATIONS CORPORATION

                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)

                                                               ADDITIONAL     ACCRUED                CUMULATIVE
                                               COMMON STOCK      PAID-IN   DISTRIBUTIONS ACCUMULATED TRANSLATION
                                           --------------------
                                             SHARES    AMOUNTS   CAPITAL    AND WARRANT    DEFICIT    ADJUSTMENT     TOTAL
                                           ----------  --------  --------  -------------  ---------  ------------  ---------
Balances at December 31, 1994 . . . . . .   6,316,024         6     2,637        (6,088)    (2,652)          (14)    (6,111)

Common stock issued in private
  placements. . . . . . . . . . . . . . .     635,761         1     1,962             -          -             -      1,963
Conversion of debt. . . . . . . . . . . .   4,888,900         5     1,126         6,088          -             -      7,219
Stock issued for acquisitions . . . . . .     111,000         -       400             -          -             -        400
Imputed interest on related party
  notes . . . . . . . . . . . . . . . . .           -         -        16             -          -             -         16
Stock option grants . . . . . . . . . . .           -         -        12             -          -             -         12
Currency translation adjustment . . . . .           -         -         -             -          -            44         44
Net loss. . . . . . . . . . . . . . . . .           -         -         -             -     (2,873)            -     (2,873)
                                           ----------  --------  --------  -------------  ---------  ------------  ---------

Balances at December 31, 1995 . . . . . .  11,951,685        12     6,153             -     (5,525)           30        670

Common stock issued in private
  placements. . . . . . . . . . . . . . .   1,939,042         2     7,430             -          -             -      7,432
Conversion of debt. . . . . . . . . . . .   1,011,791         1     1,985             -          -             -      1,986
Stock issued for acquisitions . . . . . .   1,250,000         1     2,812             -          -             -      2,813
Imputed interest on related party
  notes . . . . . . . . . . . . . . . . .           -         -        40             -          -             -         40
Stock option grants . . . . . . . . . . .           -         -        73             -          -             -         73
Currency translation adjustment . . . . .           -         -         -             -          -          (108)      (108)
Net loss. . . . . . . . . . . . . . . . .           -         -         -             -     (4,626)            -     (4,626)
                                           ----------  --------  --------  -------------  ---------  ------------  ---------

Balances at December 31, 1996 . . . . . .  16,152,518        16    18,493             -    (10,151)          (78)     8,280

Conversion of debt. . . . . . . . . . . .   1,101,782         1     2,459             -          -             -      2,459
Stock issued to certain officers, related
parties  and former directors . . . . . .   1,830,000         2     5,935             -          -             -      5,937
Warrants to purchase common stock  .. . .           -         -         -        26,737          -             -     26,737
Currency translation adjustment . . . . .           -         -         -             -          -          (160)      (160)
Net loss. . . . . . . . . . . . . . . . .           -         -         -             -    (15,632)            -    (15,632)
                                           ----------  --------  --------  -------------  ---------  ------------  ---------

Balances at December  31, 1997. . . . . .  19,084,300  $     19  $ 26,887  $     26,737   $(25,783)  $      (238)  $ 27,622
                                           ==========  ========  ========  =============  =========  ============  =========

The accompanying notes are an integral part of these consolidated financial statements.


                       INTERAMERICAS COMMUNICATIONS CORPORATION

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)


                                                        YEAR  ENDED  DECEMBER  31,
                                                        ---------------------------
                                                        1995       1996       1997
                                                      ---------  --------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . .  $ (2,873)  $(4,626)    (15,632)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization expense. . . . . .       396       706         967
    Amortization of deferred financing costs and
      original issue discounts . . . . . . . . . . .         -         -         518
    Beneficial conversion features on convertible
      debentures . . . . . . . . . . . . . . . . . .         -         -         466
    Capitalized interest related to network
      construction . . . . . . . . . . . . . . . . .         -         -        (712)
    Services exchanged for common stock. . . . . . .        12        73         852
    Non-cash compensation and consulting expense . .         -         -       4,640
    Interest converted to equity . . . . . . . . . .       183        49          45
    Changes in assets and liabilities:
      Accounts receivable. . . . . . . . . . . . . .       (70)     (105)        (29)
      Prepaid expenses and other current assets. . .       202      (197)       (258)
      Other assets . . . . . . . . . . . . . . . . .        76       (53)        (64)
      Accounts payable and accrued expenses. . . . .        (4)      299       3,552
      Due to related parties . . . . . . . . . . . .       (66)     (251)       (179)
      Other current liabilities. . . . . . . . . . .         -       171        (105)
      Deferred taxes . . . . . . . . . . . . . . . .        (6)        -           -
                                                      ---------  --------  ----------

         Cash used in operating activities . . . . .    (2,150)   (3,934)     (5,939)
                                                      ---------  --------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of telecommunications network . . . . . .      (720)   (1,453)     (2,763)
  Acquisition of FirstCom Long Distance. . . . . . .         -         -      (5,799)
  Acquisition of Visat . . . . . . . . . . . . . . .      (450)        -           -
  Acquisition of FirstCom Networks . . . . . . . . .         -    (1,515)          -
                                                      ---------  --------  ----------

         Cash used in investing activities . . . . .    (1,170)   (2,968)     (8,562)
                                                      ---------  --------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Senior Notes . . . . . . . . . . . . .         -         -     150,000
  Deferred financing costs . . . . . . . . . . . . .         -         -      (7,000)
  Restricted cash and investments. . . . . . . . . .         -         -    (117,551)
  Net proceeds from convertible debentures . . . . .         -         -       1,950
  Issuance of common stock . . . . . . . . . . . . .     1,963     7,430           -
  Net proceeds from issuance of (repayments to)
    notes payable and Bridge Notes . . . . . . . . .       893    (1,061)          -
  Additions to notes payable to related party. . . .       407     1,232           -
  (Payments under) proceeds from leasing
    obligations. . . . . . . . . . . . . . . . . . .         -       (31)         84
                                                      ---------  --------  ----------

         Cash provided by financing activities, net.   3,  263     7,570      27,483
                                                      ---------  --------  ----------

Net increase (decrease) in cash and cash
  equivalents. . . . . . . . . . . . . . . . . . . .       (57)      668      12,982
Effect of exchange rate changes on cash. . . . . . .         -        (2)          -
Cash and cash equivalents at beginning of year . . .       114        57         723
                                                      ---------  --------  ----------
Cash and cash equivalents at end of year . . . . . .  $     57   $   723   $  13,705
                                                      =========  ========  ==========

Supplemental cash flow information
 Cash paid for interest. . . . . . . . . . . . . . .  $      2   $   153   $     545
                                                      =========  ========  ==========

Capital lease obligations of $221 and $172 were incurred in 1995 and 1996 respectively.

During 1997, the Company capitalized $712 of interest costs related to the construction of a fiber optic network.

The accompanying notes are an integral part of these consolidated financial statements.

                    INTERAMERICAS COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)

1.  ORGANIZATION  AND  BUSINESS  FORMATION

     InterAmericas Communications Corporation ("the Company") is a provider of telecommunications services in Chile and Peru. The Company has historically operated as a Latin American telecommunications development stage company which has developed its operations in Latin America through the acquisition of holding and operating companies that own licenses, concessions or rights-of-way in what the Company believes to be attractive markets. The Company operates in Chile as Visat, S.A. ("Visat"), FirstCom Networks, S.A. ("FirstCom Networks"), formerly Hewster Chile, S.A., and FirstCom Long Distance, S.A. ("FirstCom Long Distance"), formerly Iusatel Chile, S.A., and in Peru as Red de Servicios de Telecomunicaciones, S.A. ("Resetel").

     Visat holds a government concession to provide intermediate telecommunications services, including the installation and operation of a network of 12 satellite earth stations and a switch throughout Chile, which allows the Company to transmit either "C" or "KU" bands for satellite communications and broad band distribution. FirstCom Networks is engaged in the development of a fiber optic network and provides various network installation and systems integration services in Santiago, Chile. FirstCom Long Distance provides domestic and international long distance services in Chile. FirstCom Long Distance's long distance traffic switched and transported, in part, through its own gateway switch and satellite earth station, as well as through interconnections with other long distance carriers. Resetel is building a fiber optic telecommunications network in Lima and Callao, Peru.

     During the three years ended December 31, 1997, the Company made the following acquisitions, each of which was accounted for as a purchase. The consolidated financial statements include the operating results from the effective date of acquisition.

ACQUISITION  OF  RESETEL

     On May 7, 1996, the Company acquired 100% of Resetel's outstanding stock in exchange for 1,250,000 shares of Common Stock of the Company. The purchase price of approximately $2,800 has been substantially allocated to a local carrier concession. A fair value of $2.25 was assigned to each share issued to the shareholders of Resetel based on the net proceeds per share of the Company's March 1996 private placement.

ACQUISITION  OF  FIRSTCOM  NETWORKS

     On July 31 and September 2, 1996 the Company acquired 99% and 1%, respectively, of FirstCom Networks' outstanding stock for $1,500 in cash. Goodwill of approximately $1,300 was recorded representing the excess cost over the fair value of net assets acquired in the transaction.

ACQUISITION  OF  FIRSTCOM  LONG  DISTANCE

     On December 17, 1997, the Company acquired 100% of FirstCom Long Distance's outstanding stock for $5,900 million in cash. In addition, the Company incurred other direct acquisition costs totaling approximately $300, which includes the fair market value of 100,000 shares of Company Common Stock paid to a former director for his services in facilitating the transaction. The purchase agreement provides for an additional payment of up to $850 if FirstCom Long Distance achieves certain operating results for the year ending December 31, 1998.

     The excess purchase price, of approximately $6,200, over the fair value of the net assets acquired has been allocated to FirstCom Long Distance's telephone carrier concession. The Company has accounted for the acquisition of FirstCom Long Distance as if it occurred on December 31, 1997, since FirstCom Long Distance's estimated operating results for the period from December 17, 1997 to December 31, 1997 were not material.

OTHER  RELATED  ACQUISITION  DISCLOSURES

     The results of operations of Resetel and FirstCom Networks for the period from January 1, 1996 to the respective date of acquisition were not significant. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of FirstCom Long Distance had occurred at the beginning of the periods presented, and do not purport to be indicative of the results that actually would have occurred if the acquisition had been consummated as of those dates or of results which may occur in the future:


                        (UNAUDITED)
                        DECEMBER 31,
                    ---------  ---------
                      1996       1997
                    ---------  ---------
Revenue. . . . . .  $  8,474   $ 10,927
Net loss . . . . .   (31,630)   (39,895)
Net loss per share  $  (2.14)  $  (2.40)

     The Company assesses the carrying amount of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Measurement of any impairment would include a comparison of estimated future cash flows to be generated during the remaining life of each intangible asset to its net carrying value. Following is a summary of the intangible assets resulting from the Company's acquisitions:


                                                   ESTIMATED
                                    DECEMBER 31,     USEFUL
                                 -----------------
                                  1996      1997      LIFE
                                 -------  --------  --------
Satellite transmission rights .  $1,166   $ 1,166   10 years
Concessions . . . . . . . . . .   2,819     9,095   20 years
Goodwill. . . . . . . . . . . .   1,289     1,289   10 years
                                 -------  --------
                                  5,274    11,550
Less: accumulated  amortization    (245)     (669)
                                 -------  --------
                                 $5,029   $10,881
                                 =======  ========

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED ITEMS PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

FOREIGN  CURRENCY  TRANSLATION

     Assets and liabilities are translated at end-of-period exchange rates. Income, expense and cash flows are translated at weighted average exchange rates for the period. The resulting currency translation adjustments are accumulated and reported as a component of stockholders' equity.

     Primarily as a result of the Company's U.S. dollar denominated senior note financing during October 1997, effective January 1, 1998 the Company's subsidiaries will use the U.S. dollar as their functional currency. Management does not expect this change to have a significant impact on the Company's results of operations.

RECLASSIFICATIONS

     Certain amounts in the 1995 and 1996 consolidated financial statements were reclassified to conform with the 1997 presentation.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

     The carrying amount of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated fair value based on the short maturity of these financial instruments. The carrying amount of debt and capital leases approximated fair value based on the prevailing market rates currently available to the Company for similar financial instruments.

CASH  AND  CASH  EQUIVALENTS

     The Company considers all certificates of deposit and highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

RESTRICTED  CASH  AND  INVESTMENTS

     Restricted cash represents proceeds from the senior note offering (see Note
3) to be used, in accordance with the terms of the related indenture agreement, primarily for the purchase of the telecommunications equipment in Peru and Chile. Restricted investments are U.S. Treasury Notes that are restricted for the repayment of interest on the senior notes, and are stated at amortized cost, which approximated fair value at December 31, 1997. These investments mature at various dates through October 2000. Management designated these investments as held-to-maturity.

TELECOMMUNICATIONS  NETWORKS

     Telecommunications networks are recorded at cost and are depreciated on a straight-line method over the estimated useful lives of the related assets.
Construction, engineering, interest and labor costs directly related to the development of the Company's networks are capitalized. The Company begins depreciating these costs when the networks become commercially operational.

     Telecommunications  networks  consists  of:


                                                                         ESTIMATED
                                                          DECEMBER 31,    USEFUL
                                                       -----------------
                                                        1996      1997      LIFE
                                                       -------  --------  --------
Telecommunications equipment. . . . . . . . . . . . .  $2,868   $ 6,547   10 to 20
Telecommunications equipment pending installation and
construction in progress. . . . . . . . . . . . . . .   1,021     2,627          -
Office equipment and furniture. . . . . . . . . . . .   1,007     1,663     3 to 7
                                                       -------  --------
                                                        4,896    10,837
Less: accumulated depreciation
                                                         (940)   (1,489)
                                                       -------  --------
                                                       $3,956   $ 9,348
                                                       =======  ========

ACCOUNTING  ESTIMATES

     The preparation of financial statements require management to make estimates and assumptions that affect the amounts reported in the financial
statements  and  accompanying  notes.    Actual  results could differ from those
estimates.

ACCRUED  EXPENSES

     Accrued  expenses  consist  of:


                                          DECEMBER  31,
                                          -------------
                                          1996    1997
                                          -----  ------
Purchases of telecommunication equipment  $ 376  $    -
Professional fees. . . . . . . . . . . .     63     622
Payroll. . . . . . . . . . . . . . . . .     14     447
Other. . . . . . . . . . . . . . . . . .    138     640
                                          -----  ------
                                          $ 591  $1,709
                                          =====  ======

COMMON  STOCK  EXCHANGED  FOR  OTHER  THAN  CASH

     Common stock exchanged for services and as inducements to make loans have been recorded as consulting, compensation or interest expense and additional paid in capital at the fair value of the common stock.

REVENUE  RECOGNITION

     Revenue  is  recognized  as  services  are  provided.

NET  LOSS  PER  SHARE

     The computation of net loss per share of common stock is computed by dividing net loss for the year by the weighted average number of shares outstanding during the year. The weighted average number of shares outstanding for the years ended December 31, 1995, 1996 and 1997 excludes approximately 2.2 million, 4.3 million and 15.6 million, respectively of antidilutive stock options and warrants.

STOCK  BASED  COMPENSATION

     The Company accounts for stock-based compensation using the intrinsic value method which requires the recognition of related expense on the grant date when the exercise price of the stock option granted is less then the fair value of the underlying common stock. Additionally, the Company provides pro forma disclosure of net loss and loss per share as if the fair value based method had been applied in measuring compensation expense for stock options granted in 1997 and 1996.

     The policy of the Company has been to grant options at an exercise price equal to the estimated market value of the Company's common stock at the date of the grant, except for certain grants made in 1995 and 1997 for which $12 and $882, respectively was charged to expense. Had compensation costs for the Company's stock option grants been determined based on the fair value at the grant dates of options granted consistent with the fair value based method, the Company's loss and loss per share would have been increased to the pro forma amounts indicated below:


                                   1996      1997
                                 --------  ---------
Net loss . . . . .  As Reported  $(4,626)  $(15,632)
                    Pro forma     (7,510)   (21,237)

Net loss per share  As Reported     (.31)      (.94)
                    Pro forma       (.51)     (1.27)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions; volatility of 90%, risk-free interest rate of 6.72%, zero dividend yield and expected lives ranging from 4 to 8 years. The weighted average fair value of options granted in 1996 and 1997 were $2.38 and $2.47, respectively.

INCOME  TAXES

     The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     The Company is subject to federal, state and foreign income taxes but has not incurred a liability for such taxes due to losses incurred. At December 31, 1997 the Company has net tax operating loss carryforwards of approximately $16,100 for U.S. income tax purposes and approximately $21,300 for foreign income tax purposes. These carryforwards are available to offset future taxable income, if any, and expire for U.S. income tax purposes in the years 2007 through 2012. The foreign net operating loss carryforwards related (1) to Peru, $665 expire in the years 2000 through 2001 and (2) to Chile, $20,600, do not expire.

     The Company has deferred tax assets of approximately, $1,900 and $9,700 at December 31, 1996 and 1997, respectively, consisting primarily of net operating loss carryforwards. The deferred tax assets have been fully offset by a valuation allowance resulting from the uncertainty surrounding the future realization of the net operating loss carryforwards.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     During June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" effective for fiscal years beginning after December 1997. Management does not expect Statements No. 130 and 131 to have a significant impact on the Company's reporting and disclosure requirements in 1998.

     Statement No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purposes financial statement. Statement No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders.

3.  CAPITALIZATION

     The Company has had material transactions impacting its capitalization during the past three years. The following information, in addition to the disclosures in Note 4 - Related Party Transactions and Note 5 - Stock Options and Warrants, describes the most significant of these transactions.

SENIOR  NOTE  OFFERING

     On October 27, 1997, the Company completed a private offering (the "Senior Note Offering") pursuant to Rule 144A and Regulation S promulgated under the U.S. Securities Act of 1933 of 150,000 Units, consisting of an aggregate of $150,000 aggregate principal amount of 14% Senior Notes due October 27, 2007 ("Senior Notes") and 5,250,000 warrants (the "Unit Warrants") to purchase 5,250,000 shares of Common Stock of the Company at an exercise price of $4.40 per share. In addition, UBS Securities LLC, the initial purchaser of the Units in the Senior Note Offering, was granted 2,250,000 warrants (the "Initial Warrants") to acquire 2,250,000 shares of Common Stock of the Company at an exercise price of $4.40 per share. The Unit Warrants are exercisable on the earlier of April 27, 1998 or the registration with the SEC of the Senior Notes and the Initial Warrants are immediately exercisable and both expire on October 27, 2007. Interest is payable semi-annually beginning on April 1, 1998.

     The fair value of the Unit Warrants, approximately $18,500 is reflected as an original issue discount on the Senior Notes in the accompanying consolidated balance sheet. Additionally, the Company incurred direct financing costs of approximately $14,900, including the fair value of $7,900 of the Initial Warrants. The original issue discount and direct financing costs are being amortized to interest expense over ten years.

     The Senior Notes are redeemable on or after October 27, 2002 at the option of the Company, in whole or in part from time to time, at specified redemption prices declining annually to 100% of the principal amount on or after October 27, 2005, plus accrued and unpaid interest. Upon a change in control, the Company is required to make an offer to purchase the Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any. The Senior Notes contain certain restrictive covenants that, among other things, limit the ability of the Company to incur additional debt or issue preferred stock, pay dividends, enter into related party transactions or make certain other restricted payments.

     The net proceeds to the Company from the Senior Note Offering were approximately $142,500, after deducting the underwriting discount and offering expenses. Approximately $57,300 of the proceeds were used to purchase a portfolio of securities that was deposited in escrow for payment of interest on the Senior Notes through October 27, 2000 and, under certain circumstances, as security for repayment of principal of the Senior Notes. During November and December of 1997, the Company used the net proceeds of the Senior Note Offering as follows: (i) $5,900 for the acquisition of FirstCom Long Distance, (ii) $4,300 for the purchase of telecommunications equipment and the repayment of its subsidiaries liabilities, (iii) $2,600 to settle all of the Company's outstanding obligations related to convertible debentures and (iv) $975 to repay certain bridge notes. The Company expects to use the remaining proceeds primarily to expand and operate the Company's telecommunications businesses in Peru and Chile.

     In addition to the deposit of a portion of the proceeds from the Senior Note Offering to fund interest payments on the Senior Notes through October 2000, the Company deposited $62 million of the proceeds from the Senior Note Offering in a separate account under a trustee's control pending application of such funds by the Company for the payment of, as such terms are defined in the
Indenture: (a) Permitted Expenditures; (b) in the event of a Change in Control of the Company, the Change in Control Payment and (c) in the event of a Special Offer to Purchase, or a Special Mandatory Redemption, the purchase or redemption price in connection therewith.

CONVERTIBLE  DEBENTURES

     On February 3, 1997, the Company issued $1,500 aggregate principal amount of 7% Convertible Debentures due February 3, 2000 and warrants to purchase an aggregate 100,000 shares of the Company's Common Stock. On May 6, 1997 the Company issued $2,000 aggregate principal amount of 8% Convertible Debentures due April 30, 1998 and warrants to purchase an aggregate 20,000 shares of the Company's Common Stock (collectively the "Convertible Debentures").

     During 1997, the Company issued 1,101,782 shares of Common Stock in connection with the conversion of $1,950 aggregate principal amount of the Convertible Debentures, plus related accrued interest. Effective December 31, 1997 the Company settled all of the Company's remaining financial obligations related to the Convertible Debentures for $2,600 in cash.

PRIVATE  ISSUANCES  OF  COMMON  STOCK

     In October 1994, the Company commenced a private offering of its common stock. The Company issued 315,714 shares of common stock and raised $1,100 prior to December 31, 1994. In early 1995, the Company closed the private placement, having issued a total of 951,476 shares of common stock and raised a total of $3,000, net of expenses of $260.

     In February 1996, the Company commenced a private offering of its common stock. The Company issued 500,000 shares of common stock and raised $1,120 through March 31, 1996, net of expenses of $80. In June 1996, the Company commenced a private offering of its common stock. The Company issued 1,439,000 shares of common stock and raised $6,400 through August 1996, net of expenses of $520.

     During 1997, the Company issued 850,000 shares of common stock to two officers and recognized related non-cash compensation expense of approximately $2,300.


4.  RELATED  PARTY  TRANSACTIONS

TELECTRONIC  S.A.

     During the three years ended December 31, 1997, the Company entered into certain transactions with Telectronic S.A. and its founders, Mr. George A. Cargill and Mr. Eleazar Donoso. Mr. Cargill and Mr. Donoso are both Company shareholders. Mr. Cargill has been a director of the Company since 1994.

     From 1994 to 1997, the Company granted Mr. Cargill 290,000 stock options with a weighted average exercise price of $2.09. The exercise price of such grants was equal to the grant date fair value of the underlying Common Stock.

     The Company purchased approximately $205, $172 and $77 of certain telecommunication equipment in 1995, 1996 and 1997, respectively, from Telectronic, S.A.

     In October 1997, the Company issued 300,000 shares of Common Stock to Mr. Donoso for certain financial assistance provided to the Company during its development stage. The Company recognized interest expense of $852 related to the aggregate fair value of such shares of Common Stock.

     During 1997, the Company issued and redeemed $200 of bridge notes from Mr. Cargill. In connection with such bridge notes Mr. Cargill received 20,000 warrants to purchase the Company's common stock at an exercise price of $2.56 per warrant.

MR.  HERNAN  STREETER

     During the three years ended December 31, 1997, the Company entered into several transactions with Mr. Hernan Streeter. Mr. Streeter formerly served the Company as its Chief Executive Officer and its Chairman of the Board. In addition, he is a principal shareholder of the Company. The Company paid salaries to Mr. Streeter of $120 and $110 during 1995 and 1996, respectively.

     From 1994 to 1996, the Company granted Mr. Streeter 510,000 stock options with a weighted average exercise price of $1.91. The exercise price of such grants was equal to the grant date fair value of the underlying Common Stock.

     During 1995 and 1996, approximately $1,600 was loaned to the Company by Laura Investments, Ltd., a company owned by Mr. Streeter. During 1996, the Company paid $86 of interest to Laura Investments, Ltd. On March 31, 1996 the loans, plus accrued interest, were converted into 839,235 shares of Company Common Stock.

     Mr. Streeter was the founder and Chief Executive Officer of FirstCom Networks, which was acquired by the Company during 1996. Prior to its acquisition, FirstCom Networks provided approximately $237 of telecommunication services to the Company. Mr. Streeter also was the primary shareholder and General Manager of FirstCom Long Distance, which was acquired by the Company during 1997. Prior to this acquisition, the Company made sales of $162 to FirstCom Long Distance. Pursuant to provisions of the FirstCom Long Distance purchase agreement, the Company agreed to pay Mr. Streeter a consulting fee of $120 during 1998.

MAROON  BELLS  CAPITAL  PARTNERS  ("MBCP")

     During the three years ended December 31, 1997, the Company entered into certain transactions with MBCP. Two former directors of the Company, Paul Moore and Phillip Magiera, are principals in MBCP. MBCP has provided certain consulting and financial advisory services to the Company during the past three years.

     From 1994 to 1996, the Company granted MBCP and its principals 1,015,000 stock options with a weighted average exercise price of $2.12. The exercise price of such grants was equal to the grant date fair value of the underlying Common Stock.

     During 1995, the Company recognized $100 as a financial advisory fee to MBCP. During 1996, the Company purchased $493 in equipment whereby MBCP acted as a broker. Additionally, during 1996 and 1997, the Company made expense reimbursements of $219 and $132, respectively, to MBCP and its principals.

     During 1996 and 1997, the Company converted $316 and $240, respectively, of outstanding liabilities to MBCP into 172,506 and 80,000 shares, respectively, of the Company's Common Stock.

     During October 1997, the Company entered into an agreement with MBCP and its principals, Theodore Swindells, Paul Moore and Phillip Magiera, to compensate them for services rendered to the Company. Pursuant to such agreement, the Company made a cash payment to MBCP of $500 at the closing of the Senior Note offering and issued to each of Messrs. Moore and Magiera 250,000 shares of Common Stock and options to acquire 250,000 shares of Common Stock at an exercise price of $2.13 per share. The Company recognized non-cash consulting expense related to the Common Stock and stock options of approximately $1,800. Messrs. Moore and Magiera resigned from the Company's Board of Directors effective as of the date of the agreement.

OTHER  RELATED  PARTY  TRANSACTIONS

     The Company paid approximately $865 in legal fees in 1997 to a law firm having a senior partner who is also a current director of the Company.


5.    STOCK  OPTIONS  AND  WARRANTS

     Under the terms of the Company's stock option agreements, options have a Maximum term of ten years from the date of the grant. The options vesting period Varies from full vesting upon issuance of options to one forty eighth per month to the end of the option term. A summary of the Company's stock option activity is as follows:


                                          1995                  1996                  1997
                                  --------------------  --------------------  --------------------
                                             WEIGHTED              WEIGHTED              WEIGHTED
                                              AVERAGE               AVERAGE               AVERAGE
                                             EXERCISE              EXERCISE              EXERCISE
                                   SHARES      PRICE     SHARES      PRICE     SHARES      PRICE
                                  ---------  ---------  ---------  ---------  ---------  ---------
Outstanding at beginning of year    605,000  $    2.13  1,565,000  $    2.03  3,625,000  $    2.31
Granted. . . . . . . . . . . . .    960,000       1.96  2,060,000       2.52  3,670,000       3.15
Exercised. . . . . . . . . . . .          -          -          -          -          -          -
Cancelled. . . . . . . . . . . .          -          -          -          -          -          -
                                  ---------  ---------  ---------  ---------  ---------  ---------
Outstanding at end of year . . .  1,565,000  $    2.03  3,625,000  $    2.31  7,295,000  $    2.73
                                  =========  =========  =========  =========  =========  =========

Options exercisable at year-end.  1,250,350  $    2.57  2,754,734  $    2.54  4,970,365  $    2.50
                                  =========  =========  =========  =========  =========  =========

The following table summarizes information about stock options outstanding at December 31, 1997:


                  OPTIONS OUTSTANDING
               ------------------------
                             WEIGHTED
                              AVERAGE
                             REMAINING            OPTIONS EXERCISABLE
                                         -----------------------------------
EXERCISE         NUMBER     CONTRACTUAL        NUMBER            EXERCISE
PRICE          OUTSTANDING     LIFE          EXERCISABLE          PRICE
-------------  -----------  -----------  -------------------  --------------
 .35. . . . .       100,000            7              100,000  $          .35
1.83 to 1.96.    1,110,000            8            1,063,194   1.83 to  1.96
2.00 to 2.42.    3,130,000            9            1,465,786    2.00 to 2.42
2.50 to 2.81.    1,655,000            8            1,511,917    2.50 to 2.81
4.00 to 4.40.    1,100,000           10              493,518    4.00 to 4.40
6.00 to 8.00.      200,000           10                   --    6.00 to 8.00
               -----------               -------------------

                 7,295,000                         4,970,365
               ===========               ===================

     Included in the preceding table are 1,350,000 stock options, of which 452,952 are exercisable at December 31, 1997 with an exercise price of $2.13 and a weighted average remaining contractual life of 10 years. The exercise price of such stock options was less than the grant date fair value of the underlying Common Stock.

     During 1997 the Company granted two officers 2,650,000 stock options that vest over a two year period. The Company recognized non-cash compensation expense of $527 related to certain of these stock option grants. The terms of 1,000,000 stock options granted during 1996 were modified during 1997 to provide for immediate vesting.

     Including the Initial and Note Warrants described in Capitalization above, the following is a summary of warrants granted by the Company:


                                        1995                1996                  1997
                                  ------------------  ------------------  --------------------
                                           WEIGHTED            WEIGHTED              WEIGHTED
                                            AVERAGE             AVERAGE               AVERAGE
                                           EXERCISE            EXERCISE              EXERCISE
                                  SHARES     PRICE    SHARES     PRICE     SHARES      PRICE
                                  -------  ---------  -------  ---------  ---------  ---------
Outstanding at beginning of year   75,000  $    1.25  680,171  $    2.97    680,171  $    2.97
Granted. . . . . . . . . . . . .  605,171       3.18        -          -  7,715,000       4.35
Exercised. . . . . . . . . . . .        -          -        -          -          -          -
Cancelled. . . . . . . . . . . .        -          -        -          -          -          -
                                  -------  ---------  -------  ---------  ---------  ---------
Outstanding at end of year . . .  680,171  $    2.97  680,171  $    2.97  8,395,171  $    4.24
                                  =======  =========  =======  =========  =========  =========

Options exercisable at year-end.  680,171  $    2.97  680,171  $    2.97    895,171  $    2.80
                                  =======  =========  =======  =========  =========  =========

     These warrants resulted from the Company's financing activities from 1994 to 1997.

6.  COMMITMENTS  AND  CONTINGENCIES

     The Company entered into an operating agreement in 1993 with Metro S.A. to install and operate the Company's optical fiber telecommunication network in the tunnels, conduits and stations of lines 1 and 2 of the Santiago subway system. The Company has given Metro S.A. a $50 performance bond relating to these leases. The monthly lease rental is equivalent to 15% of the net monthly invoicing of the company for services rendered in the metropolitan region of Chile, subject to minimum amounts. The lease expires in the year 2003. Under the agreement, the Company is obligated to provide certain telecommunications services to Metro, S.A.


     The following summarizes future minimum payments under non-cancelable operating lease agreements at December 31, 1997:


1998. . .  $1,001
1999. . .     920
2000. . .   1,007
2001. . .   1,101
2002-2003   2,154
           ------
           $6,183
           ======

     Rental expense under operating leases was $255, $508 and $961 for the years ended December 31, 1995, 1996 and 1997, respectively.

     The Company has entered into employment agreements with key members of management that expire in 2000. These agreements provide for annual compensation and payments upon death, disability and certain changes in control.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM  9.    DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
            COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

     The information required by this item is incorporated by reference from the
Company's    definitive  Proxy  Statement for the Annual Meeting of Stockholders
scheduled  to  be  held  in  May  1998.


ITEM  10.    EXECUTIVE  COMPENSATION

     The information required by this item is incorporated by reference from the
Company's    definitive  Proxy  Statement for the Annual Meeting of Stockholders
scheduled  to  be  held  in  May  1998.


ITEM  11.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the
Company's    definitive  Proxy  Statement for the Annual Meeting of Stockholders
scheduled  to  be  held  in  May  1998.


ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  PARTY  TRANSACTIONS.

     The information required by this item is incorporated by reference from the
Company's    definitive  Proxy  Statement for the Annual Meeting of Stockholders
scheduled  to  be  held  in  May  1998.


ITEM  13.    EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K.

       (a)      Exhibits


 EXHIBIT
 NUMBER                              EXHIBIT
---------  ----------------------------------------------------------------------
 3.1   --  Articles of Incorporation of InterAmericas Communications
           Corporation previously filed as an Exhibit to the
           Registrant's Form 8-A Registration Statement, filed with the
           Commission on November 29, 1994 and incorporated herein by reference.
 3.2   --  By-laws of InterAmericas Communications Corporation
           previously filed as an Exhibit to the Registrant's Form 8-A
           Registration Statement, filed with the Commission on
           November 29, 1994 and incorporated herein by reference.
 4.1   --  Purchase Agreement, dated as of October 21, 1997 by and among InterAmericas Communications Corporation, FirstCom Networks
           Chile S.A. Red de Servicios Empresariales de
           Telecomunicaciones S.A. and UBS Securities LLC previously
           filed as an exhibit to Registrant's Registration Statement on Form S-4, filed with the Commission on December 10, 1997 and incorporated herein by reference.
 4.2   --  Form of Existing Note previously filed as an exhibit to
           Registrant's Registration Statement on Form S-4, filed with the Commission on December 10, 1997 and incorporated herein by reference.
 4.3   --  Indenture, dated as of October 27, 1997 between
           InterAmericas Communications Corporation and State Street
           Bank & Trust Company, N.A. previously filed as an exhibit to
           Registrant's Registration Statement on Form S-4, filed with the Commission on December 10, 1997 and incorporated herein by reference.
 4.4   --  A/B Exchange Registration Rights Agreement, dated as of
           October 27, 1997, between InterAmericas Communications
           Corporation and UBS Securities LLC previously filed as an
           exhibit to Registrant's Registration Statement on Form S-4, filed with the Commission on December 10, 1997 and
           incorporated herein by reference.
 4.5   --  Warrant Agreement, dated as of October 27, 1997, between the
           Company and State Street Bank & Trust Company, N.A.
           previously filed as an exhibit to Registrant's Registration
           Statement on Form S-4, filed with the Commission on December
           10, 1997 and incorporated herein by reference.
 4.6   --  Warrant Registration Rights Agreement, dated as of October
           27, 1997 between InterAmericas Communications Corporation
           and UBS Securities LLC previously filed as an exhibit to
           Registrant's Registration Statement on Form S-4, filed with the Commission on December 10, 1997 and incorporated herein by reference.
 4.7   --  Specimen of InterAmericas Communications Corporation 14%
           Senior Note due October 27, 2007 previously filed as an
           exhibit to Registrant's Registration Statement on Form S-4, filed with the Commission on December 10, 1997 and
           incorporated herein by reference.
 4.8   --  Proceeds Pledge and Escrow Agreement, dated as of October
           27, 1997 between InterAmericas Communications Corporation
           and State Street Bank and Trust Company, N.A. previously
           filed as an exhibit to Registrant's Registration Statement on Form S-4, filed with the Commission on December 10, 1997 and incorporated herein by reference.
10.1   --  Stock Purchase Agreement, dated as of September 9, 1997, between InterAmericas Communications Corporation and
           Inversiones Druma S.A. for the acquisition of 99.9% of the outstanding shares of capital of FirstCom Long Distance, S.A., previously filed as an exhibit to Registrant's Current
           Report on Form 8-K, filed with the Commission on January 5,
           1998 and incorporated herein by reference.
10.2   --  Employment and Severance Agreement, dated as of October 7,
           1997, between InterAmericas Communications Corporation and
           Patricio E. Northland, previously filed as an exhibit to
           Registrant's Current Report on Form 8-K filed with the
           Commission on October 16, 1997 and incorporated herein by reference.
10.3   --  Employment and Severance Agreement, dated as of April 14,
           1997, between InterAmericas Communications Corporation and
           Douglas G. Geib II, previously filed as an exhibit to
           Registrant's Quarterly Report on Form 10-QSB filed with the
           Commission on May 15, 1997 and incorporated herein by reference.
10.4   --  Settlement Agreement, dated as of October 4, 1997, between
           InterAmericas Communications Corporation and each of Maroon
           Bells Capital Partners, Inc., Theodore Swindells, Paul A.
           Moore and Philip Magiera, previously filed as an exhibit to
           Registrant's Current Report on Form 8-K filed with the
           Commission on October 16, 1997 and incorporated herein by
           reference.
10.5   --  Settlement Agreement, dated as of October 3, 1997, between
           InterAmericas Communications Corporation and Eleazar Donoso,
           previously filed as an exhibit to Registrant's Current
           Report on Form 8-K filed with the Commission on October 16,
           1997 and incorporated herein by reference.
11.1   --  Statement re:  Computation of per share earnings
21.1   --  Subsidiaries of the Registrant
24.1   --  Power of Attorney (as set forth on the signature page of the report)
27.1   --  Financial Data Schedule

     (b)  Financial  Statements  Schedules:

          SCHEDULE
          NUMBER                      SCHEDULE
          ------                      --------

          Schedule  II       -        Valuation and Qualifying Accounts for the
                                      Years  Ended  December  31, 1996 and 1997


     (c)  Reports  on  Form  8-K

          The Registrant filed a Current Report on Form 8-K on November 3, 1997 For the Senior Note Offering and FirstCom Long Distance Acquisition. The Current Report on Form 8-K contains the unaudited pro forma Condensed combined financial statements of the Registrant giving Effect to the Senior Note Offering, the use of proceeds therefrom and the FirstCom Long Distance Acquisition.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Coral Gables, Florida on the 10th day of March, 1998.


                         INTERAMERICAS  COMMUNICATIONS  CORPORATION



                         By: /s/  Patricio  E.  Northland
                            -----------------------------------------
                            Patricio  E.  Northland
                            President  and  Chief  Executive  Officer


          Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes Patricio E. Northland and Douglas G. Geib II, and each of them acting individually with full power of substitution, to file one or more amendments to this report, which amendments may make such changes as Patricio E. Northland and Douglas G. Geib II deem appropriate, and each person whose signature appears below, individually and in each capacity stated below, hereby appoints Patricio E. Northland and Douglas G. Geib II, and each of them acting individually with full power of substitution, as Attorney-in-Fact to execute his name and on his behalf, to file any such amendments to this report.


                    NAME                                 TITLE                      DATE
---------------------------------------  -------------------------------------  -------------

  /s/ Patricio E. Northland              Chairman of the Board, Director       March 10, 1998
---------------------------------------
  Patricio E. Northland                  President and Chief Executive Officer
                                         (Principal Executive Officer)


  /s/ Douglas G. Geib                    Chief Financial Officer and           March 10, 1998
---------------------------------------
  Douglas G. Geib II                     Director (Principal Financial
                                         and Accounting Officer)


  /s/ David C. Kleinman                  Director                              March 10, 1998
---------------------------------------
  David C. Kleinman


                                         Director                              March 10, 1998
---------------------------------------
  George A. Cargill


  /s/ Andrew Hulsh                       Director                              March 10, 1998
---------------------------------------
  Andrew Hulsh

SCHEDULE  II.          VALUATION  AND  QUALIFYING  ACCOUNTS


                                         BALANCE AT                            BALANCE AT
                                        DECEMBER 31,                          DECEMBER 31,
DESCRIPTION                                 1996       ADDITIONS  DEDUCTIONS      1997
Deferred tax asset valuation allowance
                                        $   1,900,000  7,800,000          --  $   9,700,000

                                INDEX TO EXHIBITS


Exhibit
Number
------

11.1          -          Statement  re:  Computation  of  per  share  earnings
21.1          -          Subsidiaries  of  the  Registrant
27.1          -          Financial  Data  Schedule