Form 10QSB
period 1998-03-31
INTERAMERICAS COMMUNICATIONS CORP
filed 1998-05-15
CIK 850629

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------

   (Mark One)

       [x]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                           PERIOD ENDED MARCH 31, 1998

                                       OR

       [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
                     PERIOD FROM __________________  TO __________

                         Commission file number 0-25194

--------------------------------------------------------------------------------

                    INTERAMERICAS COMMUNICATIONS CORPORATION
               --------------------------------------------------
               (Exact name of registrant as specified in charter)

                      TEXAS                         87-0464860
             ------------------------      -----------------------------
             (State of Incorporation)      (IRS Employee Identification)

            2600 DOUGLAS ROAD, SUITE 501
               CORAL GABLES, FLORIDA                       33134
      ---------------------------------------            ----------
      (Address of principal executive offices)           (Zip Code)

                         Registrant's telephone number:
                                 (305) 448-4422

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

                          Yes [x]     No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 11, 1998 - 19,084,300

                 NOTE: Page 1 of 16_sequentially numbered pages.

                    INTERAMERICAS COMMUNICATIONS CORPORATION

                                      INDEX

PART I  FINANCIAL INFORMATION

        Item 1.  Condensed Consolidated Financial Statements
                 (unaudited)

                 Condensed Consolidated Balance Sheets - as of
                 March 31, 1998 (unaudited)and December 31, 1997           3

                 Condensed Consolidated Statements of Operations -
                 Three Months Ended March 31, 1998 and 1997                4
                 (unaudited)

                 Condensed Consolidated Statement of Stockholders'
                 Equity - Three Months Ended March 31, 1998                5
                 (unaudited)

                 Condensed Consolidated Statements of Cash Flows -
                 Three Months Ended March 31, 1998 and 1997                6
                 (unaudited)

                 Notes to Condensed Consolidated Financial Statements
                 (unaudited)                                               7


        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results Of Operations                       9

PART II  OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K                          13


Signatures                                                                 14

Exhibit Index                                                              15

PART I FINANCIAL INFORMATION


                    INTERAMERICAS COMMUNICATIONS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)


                                                                    03/31/98
                                                                   (UNAUDITED)       12/31/97
    ASSETS                                                         ----------        --------

Current assets:
  Cash and cash equivalents ...................................     $  11,428       $  12,336
  Restricted cash .............................................        54,531          61,028
  Restricted investments ......................................        20,653          20,404
  Accounts receivable,net .....................................         2,531           2,367
  Prepaid expenses and other current assets ...................           779           1,208
                                                                    ---------       ---------
          Total current assets ................................        89,922          97,343

Restricted investments ........................................        38,022          37,488
Telecommunications networks, net ..............................        15,030           9,348
Intangible assets, net ........................................        10,703          10,881
Deferred financing costs ......................................        14,766          14,971
                                                                    ---------       ---------
          Total assets ........................................     $ 168,443       $ 170,031
                                                                    =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ............................................     $   3,194       $   4,023
  Accrued interest ............................................         9,047           3,797
  Other accrued expenses ......................................           916           1,709
  Due to related parties ......................................          --               263
  Lease obligations, current ..................................           233             313
  Other current liabilities ...................................           544             322
                                                                    ---------       ---------
          Total current liabilities ...........................        13,934          10,427

Senior notes, net .............................................       131,791         131,626
Lease obligations, less current portion .......................           315             356
                                                                    ---------       ---------
          Total liabilities ...................................       146,040         142,409
                                                                    ---------       ---------

Commitments and contingencies .................................          --              --
                                                                    ---------       ---------

Stockholders' equity
  Preferred stock, $.001 par value, authorized 10,000,000
     shares, none issued
  Common stock, $.001 par value, authorized 50,000,000
     shares, issued and outstanding as of  December 31,
     1997 and March 31, 1998  19,084,300 shares ...............            19              19
  Additional paid in capital ..................................        26,887          26,887
  Warrants ....................................................        26,737          26,737
  Accumulated deficit .........................................       (31,002)        (25,783)
 Cumulative translation adjustments ...........................          (238)           (238)
                                                                    ---------       ---------
          Total stockholders' equity ..........................        22,403          27,622
                                                                    ---------       ---------

          Total liabilities and stockholders' equity ..........     $ 168,443       $ 170,031
                                                                    =========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    INTERAMERICAS COMMUNICATIONS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)

                                             THREE MONTHS ENDED MARCH 31,

                                                  1998          1997
                                              (UNAUDITED)    (UNAUDITED)
                                              -----------    -----------

Revenues..................................    $     3,327    $      324
                                              -----------    ----------
Operating expenses:
  Cost of revenues........................          2,609           316

  Selling, general and administrative...            1,831           815
  Depreciation and amortization.........              464           220
                                              -----------    ----------

Loss from operations......................         (1,577)       (1,027)
                                              -----------    ----------

Interest expense..........................         (5,403)         (215)
Interest income and other.................          1,761            18
                                              -----------    ----------

Net loss..................................    $    (5,219)  $    (1,224)
                                              ===========    ==========


Net  basic and diluted loss per share.....    $      (.27)  $      (.08)
                                              ===========    ==========
Weighted average common shares
outstanding..........                          19,084,300    16,152,518
                                               ==========    ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    INTERAMERICAS COMMUNICATIONS CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)


                                      COMMON STOCK        ADDITIONAL      ACCRUED                 CUMULATIVE
                                -----------------------    PAID-IN    DISTRIBUTIONS ACCUMULATED   TRANSLATION
                                  SHARES       AMOUNTS     CAPITAL     AND WARRANT    DEFICIT     ADJUSTMENT       TOTAL
                                ----------   ----------   ----------   ----------   ----------    ----------    ----------
Balances at December 31, 1997   19,084,300           19       26,887       26,737      (25,783)         (238)       27,622

Net loss (unaudited) ........         --           --           --           --         (5,219)         --          (5,219)
                                ----------   ----------   ----------   ----------   ----------    ----------    ----------

Balances at  March  31, 1998
(unaudited) .................   19,084,300   $       19   $   26,887   $   26,737   $  (31,002)   $     (238)   $   22,403
                                ==========   ==========   ==========   ==========   ==========    ==========    ==========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                    INTERAMERICAS COMMUNICATIONS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)


                                                         THREE MONTHS ENDED MARCH 31,
                                                             1998          1997
                                                          (UNAUDITED)   (UNAUDITED)
                                                          ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .........................................      $(5,119)      $(1,224)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization expense ..........          464           220
    Amortization of deferred financing costs and
      original issue discounts .....................          297          --
    Capitalized interest related to network ........         (206)         (132)
      construction
    Beneficial conversion feature ..................          --            310
    Changes in assets and liabilities:
      Accounts receivable ..........................         (164)           84
      Prepaid expenses and other current assets ....          534          (306)
      Other assets .................................          (31)         (111)
      Accounts payable and accrued expenses ........        3,628           (84)
      Due to related parties .......................         (263)         --
      Other current liabilities ....................          122           241
                                                         --------      --------

         Cash used in operating activities .........         (738)       (1,002)
                                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of telecommunications network ...........       (5,762)         (392)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from credit agreements ..................         --           2,054
  Restricted cash and investments, net .............        5,713          (350)
  Payments under leasing obligations ...............         (121)         --
                                                         --------      --------

         Cash provided by financing activities, net         5,592         1,704
                                                         --------      --------

Net increase (decrease) in cash and cash
  equivalents ......................................         (908)          310
Effect of exchange rate changes on cash ............         --             (17)
Cash and cash equivalents, beginning of period .....       12,336           723
                                                         --------      --------
Cash and cash equivalents end of period ............     $ 11,428      $  1,016
                                                         ========      ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

      The unaudited condensed consolidated financial statements included herein have been prepared by the Company. The foregoing statements contain all adjustments, consisting only of normal recurring adjustments which are, in the opinion of the Company's management, necessary to present fairly the consolidated financial position of the Company as of March 31, 1998 and the consolidated results of its operations and its consolidated cash flows for the three month periods ended March 31, 1998 and 1997.

     Certain information and footnote disclosure normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the instructions, rules and regulations prescribed by the Securities and Exchange Commission ("the Commission"). Although the Company believes the disclosures provided are adequate to make the information presented not misleading, it strongly recommends that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

NOTE 1 - TELECOMMUNICATIONS NETWORKS

    Telecommunications networks are recorded at cost and are depreciated on a straight-line method over the estimated useful lives of the related assets. Construction, engineering, interest and labor costs directly related to the development of the Company's networks are capitalized. The Company begins depreciating these costs when the networks become commercially operational.

    Telecommunications networks consists of:


                                                                                    ESTIMATED
                                                            MARCH 31,  DECEMBER 31,  USEFUL
                                                             1998         1997        LIFE
                                                             ----         ----        ----
Telecommunications equipment ........................     $  7,078      $  6,547     10 to 20
Telecommunications equipment pending installation and
construction in progress ............................        7,632         2,627         --
Office equipment and furniture ......................        2,070         1,663     3 to 7
                                                          --------     ---------
                                                            16,780        10,837

Less: accumulated depreciation ......................       (1,750)       (1,489)
                                                          --------     ---------
                                                          $ 15,030     $   9,348
                                                          ========     =========

NOTE 2 - FOREIGN CURRENCY TRANSLATION

   Primarily as a result of the Company's U.S. dollar denominated senior note financing during October 1997, effective January 1, 1998 the Company's subsidiaries have used the U.S. dollar as their functional currency. This change did not have a significant impact on the Company's results of operations for the three months ended March 31, 1998.


NOTE 3 - RECLASSIFICATIONS

     Certain amounts in the 1997 condensed consolidated financial statements were reclassified to conform with the 1998 presentation.

NOTE 4 - SHAREHOLDER RIGHTS PLAN

   On February 1, 1998, the Board of Directors adopted a shareholder rights plan (the "Rights Plan") designed to assure that all of the Company's shareholders receive fair and equal treatment in the event of any proposed takeover of the Company. The Rights Plan helps to guard against partial tender offers, squeeze-outs, open market accumulations and other abusive tactics to gain control of the Company without paying an adequate and fair price in any takeover attempt.

   The Rights Plan provides for the issuance of one right for each outstanding share of the Company's Common Stock. The current outstanding Common Stock certificates will represent the Rights until they are exercisable and therefore no separate certificates representing the Rights will be issued. The Rights will separate from the Common Stock and become exercisable when a person or group acquires, or announces that it intends to acquire, 20% or more of the outstanding shares of the Company's Common Stock. This percentage can be reduced to 10% if the Board deems that such ownership interest may cause a material adverse impact on the business or prospects of the Company or its shareholders. The Rights will expire on April 3, 2008.

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

OVERVIEW

    The Company is a next generation provider of intelligent telecommunications services. The Company's mission statement is to be the leading services provider of high bandwidth integrated telecommunications services to businesses and other high volume users operating in key Latin American markets, creating great opportunities for its customers, employees, investors and other partners.

    The Company's strategy is to (i) build facilities based fiber optic and digital switching intelligent networks; (ii) develop strategic relationships with technology network vendors and developers of Internet-based software; and
(iii) provide end-to-end network solutions to business customers.

    Today, the Company is constructing state-of-the-art fiber optic ATM networks in Santiago, Chile and Lima, Peru. ATM is an information transfer standard that is one of a general class of packet technologies. ATM can be used by many different information systems, including local area networks to deliver traffic at varying rates, permitting a mix of voice, data, video and multimedia. As of March 31, 1998, the Company had installed approximately (i) 120 kilometers of fiber optic cable through most of Santiago's downtown business district and the outlying industrial and airport corridor and (ii) 230 kilometers of fiber optic cable through the major commercial and industrial districts of Lima, and the port city of Callao. During the second and third quarter of this year the Company intends to substantially complete the installation of the ATM backbone equipment in both Peru and Chile.

    In Chile the Company operates three wholly owned subsidiaries, FirstCom Networks (formally operated by the Company under the names of Hewster Servicios Intermedios, S.A. and Hewster S.A.), FirstCom Long Distance (formally Iusatel Chile S.A. which was acquired by the Company on December 17, 1997) and Visat S.A. ("Visat").

    FirstCom Networks currently provides businesses in Santiago with high quality voice and data communications services on a private line basis, including local area network interconnections, remote terminal access, PBX to PBX connections, remote printing capabilities and high speed access to the Internet through arrangements with a Chilean based ISP. In addition, FirstCom Networks provides its customers with local and wide area network design, engineering, installation, systems' integration and support services. FirstCom Long Distance provides domestic and international long distance services. FirstCom Long Distance's long distance traffic is switched and transported, in part, through its own gateway switch and satellite earth station, as well as through interconnections with other Chilean long distance carriers. Visat holds a government concession to provide intermediate telecommunications services, including the installation and operation of a network of 12 satellite earth stations and a switch throughout Chile, which allows the Company to transmit satellite communications.

    In Peru, the Company operates as a wholly owned subsidiary, Red de Servicios Empresariales de Telecomunicaciones, S.A. ("Resetel"). Upon completion of its fiber optic network, Resetel intends to aggressively provide multinational, national and local businesses a broad array of high quality data, video and voice communication services, including LAN interconnection, frame relay, remote terminal access and dedicated channels for access to the Internet, on a private line basis. Resetel intends to expand its existing service offerings to provide local public switched telephony service upon liberalization of Peru's telecommunications markets and expiration of Telefonica del Peru's exclusive concession to provide public switched local and long distance telephony services, which is scheduled to occur in July 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

DURING DECEMBER 1997 THE COMPANY ACQUIRED FIRSTCOM LONG DISTANCE S.A. (FORMERLY IUSATEL CHILE S.A.). THE COMPANY'S COMPARATIVE OPERATING RESULTS DURING THE FIRST QUARTER OF 1998 WAS SIGNIFICANTLY IMPACTED BY THIS ACQUISITION AS DISCUSSED IN MORE DETAIL BELOW. DURING THE NEXT SIX MONTHS THE COMPANY INTENDS TO CONTINUE TO BUILD-OUT ITS FIBER OPTIC NETWORKS IN PERU AND CHILE AND PLANS TO WIRE MANY OF THE BUILDINGS THAT INCLUDE THE COMPANY'S TARGETED

CUSTOMERS. DURING THE FOURTH QUARTER OF 1998, THE COMPANY BELIEVES IT WILL BEGIN TO SHOW MARKED INCREASES IN REVENUES GENERATED FROM NETWORK SERVICES.

REVENUES. The Company's revenues are derived primarily from its operations in Chile. During the first quarter of 1998 FirstCom Long Distance contributed approximately 89% of total revenues. The Company expects revenues to increase over the next few years due to the completion of the Company's ATM fiber optic networks and the related expansion of its operations in Peru and Chile.

    The Company's revenues were $3,327,000 for the three months ended March 31, 1998 as compared to $324,000 for the three months ended March 31, 1997 and $277,000 for the three months ended December 31, 1997. This increase during the first quarter of 1998 was due to the acquisition of FirstCom Long Distance. FirstCom Long Distance generated revenues during the first quarter of approximately $3.0 million through the sale of approximately 9.2 million minutes resulting in an average revenue per minute of approximately $.32. Network revenue during the first quarter of 1998 of $327,000 consisted primarily of equipment sales and system integration services.

    COST OF REVENUES. The Company's cost of revenues is derived primarily from its operations in Chile. Costs of revenues include both the cost of services provided and the cost of equipment sold. During the first quarter of 1998 cost of revenues relate principally to FirstCom Long Distance and include access charges paid to local exchange carriers and transmission payments to other carriers. Costs of revenues also include payments for rights of way related to the Company's fiber optic networks. The Company anticipates that the cost of revenues will increase with the expansion of its operations.

    The Company's cost of revenues was $2,609,000 for the three months ended March 31, 1998 as compared to $316,000 for the three months ended March 31, 1997 and $261,000 for the three months ended December 31, 1997. This increase was attributable to the acquisition of FirstCom Long Distance.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist principally of salaries, wages and related liabilities, professional fees related to legal, recruiting and accounting, advertising and marketing costs, and travel. The Company expects selling, general and administrative expenses to increase over time as it continues to expand its operations.

The Company's selling, general and administrative expenses were $1,831,000 for the three months ended March 31, 1998 as compared to $815,000 for the three months ended March 31, 1997 and $2,254,000 for the three months ended December 31, 1997. This increase was primarily attributable to the acquisition of FirstCom Long Distance. At March 31, 1998 the Company had approximately 150 employees compared to 130 employees at December 31, 1997. The Company expects to increase the number of its employees during the second and third quarters of this year.

DEPRECIATION AND AMORTIZATION. The Company depreciates its telecommunications networks and intangible assets on a straight line basis over their estimated useful lives. The Company believes that depreciation and amortization expense will continue to increase with the expansion of its operations.

     The Company's depreciation and amortization expenses were $464,000 for the three months ended March 31, 1998 as compared to $220,000 for the three months ended March 31, 1997 and $309,000 for the three months ended December 31, 1997. This increase was primarily attributable to an increase in depreciation and amortization expense related to certain assets purchased in the acquisition of FirstCom Long Distance.

     INTEREST EXPENSE. The Company currently incurs interest expense on the outstanding Senior Notes and capital leases. Interest expense has been reduced for amounts capitalized related to the Company's construction of its fiber optic networks. Interest costs reported with respect to the Company's Senior Notes include amortization of (i) deferred financing costs and (ii) original issue discounts related to detachable warrants.

     The Company's interest expense was $5,403,000 for the three months ended March 31, 1998 as compared to $215,000 for the three months ended March 31, 1997 and $4,391,000 for the three months ended December 31, 1997. This increase was due to a full quarter of financing costs related to the Senior Notes that were issued on October 21, 1997. Of the total interest costs incurred by the Company for the three months ended March 31, 1998 and 1997,

$206,000 and $132,000, respectively, of such costs were capitalized in connection with the Company's construction of its fiber optic network in Lima, Peru.

    INTEREST INCOME AND OTHER. The Company currently earns interest income on cash and cash equivalents, restricted cash, and restricted investments.

     The Company's interest income and other was $1,761,000 for the three months ended March 31, 1998 as compared to $18,000 for the three months ended March 31, 1997 and $1,267,000 for the three months ended December 31 1997. This increase was primarily attributable to an entire quarter of interest income earned on the Company's restricted cash and investments.

    INCOME TAXES. The Company is subject to federal, state and foreign income taxes but has incurred no liability for such taxes due to net operating losses incurred. Under certain circumstances, these net operating losses could be used to offset future taxable income. The Company's net deferred tax assets, which result primarily from the future benefit of these net operating losses, are fully offset by a valuation allowance for the same amount because of the uncertainty surrounding the future realization of these net operating loss carryforwards. However, as the Company expands its fiber optic networks in Chile and Peru, the Company expects to generate taxable income. Certain tax benefits could expire prior to the time the Company generates taxable income.

LIQUIDITY AND CAPITAL RESOURCES

    On October 27, 1997, the Company consummated a Senior Note Offering of 150,000 Units consisting of an aggregate of $150.0 million aggregate principal amount of 14% Senior Notes due October 27, 2007 (the "Senior Notes") and 5,250,000 Unit Warrants to purchase 5,250,000 shares of Common Stock of the Company at an exercise price of $4.40 per share. In addition, UBS Securities LLC, the initial purchaser of the Units in the Senior Note Offering, was granted 2,250,000 warrants to acquire 2,250,000 shares of Common Stock of the Company at an exercise price of $4.40 per share.

    Approximately $57 million of the proceeds were invested in an escrow fund (referred to herein on the Company's balance sheet as "Restricted Investments") for payment of interest on the Senior Notes through October 27, 2000. Under certain circumstances, Restricted Investments may be used for repayment of principal of the Senior Notes. Restricted investments will be reduced by $10.5 million on April 27 and October 27 during 1998, 1999 and 2000 to pay interest on the Senior Notes. Approximately $62 million of the proceeds were deposited in an account controlled by a trustee (referred to on the Company's balance sheet as "Restricted Cash") for payment of Permitted Expenditures, as defined in the Indenture.

    The ability of the Company to make scheduled payments with respect to its indebtedness, including interest on the Senior Notes after October 27, 2000, will depend upon, among other things, (i) its ability to implement its business plan, and to expand its operations and to successfully develop its customer base in its target markets, (ii) the ability of the Company's subsidiaries to remit cash to the Company in a timely manner and (iii) the future operating performance of the Company's and its subsidiaries. Each of these factors is, to a large extent, subject to economic, financial, competitive, regulatory and other factors, many of which are beyond the Company's control. The Company expects that it will continue to generate cash losses for the foreseeable future. The Company has deposited in escrow funds representing interest payments with respect to the Senior Notes through October 2000. However, no assurance can be given that the Company will be successful in developing and maintaining a level of cash flow from operations sufficient to permit it to pay the principal of, and the interest on the Senior Notes after such time, or with respect to its other indebtedness. If the Company is unable to generate sufficient cash flow from operations to service its indebtedness, including the Senior Notes, it may have to modify its growth plans, restructure or refinance its indebtedness or seek additional capital. There can be no assurance that (i) any of these strategies can be effected on satisfactory terms, if at all, in light of the Company's high leverage or (ii) any such strategy would yield sufficient proceeds to service the Company's indebtedness, including the Senior Notes. Any failure by the Company to satisfy its obligations with respect to the Senior Notes at maturity or prior thereto would constitute a default under the indenture and could cause a default under other agreements governing current or future indebtedness of the Company.

    Substantially all of the Company's assets are held by its subsidiaries and substantially all of the Company's sales are derived from operations of such subsidiaries. Future acquisitions may be made through present or future subsidiaries of the Company. Accordingly, the Company's ability to pay the principal of, and interest and liquidated damages, if any, when due, on the Senior Notes is dependent upon the earnings of its subsidiaries and the distribution of sufficient funds from its subsidiaries the Company's subsidiaries will have no obligation, contingent or otherwise, to make funds available to the Company for payment of the principal of, and interest and liquidated damages on, if any, the Senior Notes. In addition, the ability of the Company's subsidiaries to make such funds available to the Company may be restricted by the terms of such subsidiaries' current and future indebtedness, the availability of such funds and the applicable laws of the jurisdictions under which such subsidiaries are organized. Furthermore, the Company's subsidiaries will be permitted under the terms of the indenture to incur indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to the Company. The failure of the Company's subsidiaries to pay dividends or otherwise make funds available to the Company could have a material adverse effect upon the Company's ability to satisfy its debt service requirements including its ability to make payments on the Senior Notes.

    At March 31, 1998 the Company had $124.6 million of cash and cash equivalents, restricted cash and restricted investments. The Company believes its current cash balances should be sufficient to satisfy the Company's liquidity needs through the end of 1999; however, there can be no assurance that the Company will have sufficient resources to meet its subsequent liquidity requirements.

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

     Net cash used in operating activities for the three months ended March 31, 1998 was $738,000. This amount represented cash used to fund the Company's net loss for the period offset, in part, by an increase in accrued interest on the Senior Notes.

    Net cash used in investing activities for the three months ended March 31, 1998 was $5,762,000. This amount primarily represented the Company's continued build-out of its fiber-optic network in Peru. The growth of the Company's fiber networks was evidenced as route kilometers and fiber kilometers increased from approximately 215 and 6,100km, respectively as of December 31, 1997 to approximately 350km and 12,200km, respectively, as of March 31, 1998. The Company anticipates continued growth of fiber and route kilometers through 1998 as well as significant capital expenditures during the remainder of 1998.

     Net cash provided by financing activities for the three months ended March 31, 1998 was $5,592,000. This amount principally represented the use of restricted cash to finance Permitted Expenditures.

                                     PART II

                                OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The exhibits listed below are filed as part of this Report.

     EXHIBIT                        DESCRIPTION
     -------                        -----------
      27                            Financial Data Schedule for the three months
                                    ended March 31, 1998

(b)  Reports on Form 8-K.

         (i) During the first quarter of 1998 and preceeding the filing of this form 10-QSB, the Company filed the following report on Form 8-K:

               January 5, 1998 - The Company filed a report on Form 8-K to announce the completion of the acquisition of Iusatel Chile S.A. and to include the related press release made by the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf be the undersigned, thereunto duly authorized.


INTERAMERICAS COMMUNICATIONS CORPORATION


/s/ PATRICIO E. NORTHLAND                                         5/15/98
-------------------------------------------------------------     -------
Patricio E. Northland                                             Date
Chairman of the Board, President, and Chief Executive Officer
(Principal Executive Officer)

/s/ DOUGLAS G. GEIB II                                            5/15/98
------------------------------------------------------------      -------
Douglas G. Geib II                                                Date
Chief Financial Officer
(Principal Financial Officer)
                                       14

                                 EXHIBIT INDEX


EXHIBIT                                   DESCRIPTION
-------                                   -----------

  27                                 Financial Data Schedule for the three
                                     months ended March 31, 1998