Form 10QSB/A
period 1996-06-30
INTERAMERICAS COMMUNICATIONS CORP
filed 1998-08-13
CIK 850629

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


During August 1998 the Company restated its December 31, 1997 and 1996 annual financial statements and second and third quarter 1996 and all 1997 quarterly unaudited financial statements to reflect the effect of revising the price per share of Company common stock issued in connection with the May 1996 acquisition of Resetel from $2.25 to $5.99 per share. The revised price per share is based on the average closing price of the Company's common stock for the period of 14 days before and after the date the terms of the acquisition were announced. The previously recorded purchase price was based on the Company's March 1996 private placement.


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

Part II. Other Information

         Item 6.    Exhibits and Reports on Form 8-K...........................................12-13


INTERAMERICAS   COMMUNICATIONS   CORPORATION
BALANCE  SHEET  (UNAUDITED)


                                                             COMBINED
                                                           CONSOLIDATED               COMBINED
                                                             JUNE 30,               CONSOLIDATED
                                                               1996                 DECEMBER 31,
                                                            (UNAUDITED)                 1995
                                                           (AS RESTATED)              (AUDITED)
                                                           -------------            -------------
ASSETS
Current Assets:

     Cash and cash equivalents                             $  7,289,631             $     57,000
     Accounts Receivable                                         65,259                    8,000
     Other Receivables                                               --                    7,000
     Prepaid Expenses                                           230,606                  119,000
     Due from Related Parties                                    39,554                   93,000
     Other Currents Assets                                        5,070                    4,000
                                                           ------------             ------------
     Total Current Assets                                     7,630,120                  288,000
                                                           ------------             ------------
Property and equipment, net                                   2,732,526                2,885,000
Intangible Assets, net                                        8,692,214                1,166,000
Other Assets                                                     16,246                    8,000
                                                           ------------             ------------
                                                              6,804,946                4,059,000
                                                           ------------             ------------
TOTAL ASSETS                                               $ 19,071,106             $  4,347,000
                                                           ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable - Related Parties                    $    880,200             $    698,000
     Accounts Payable - Other                                   666,970                  423,000
     Accrued Expenses                                           533,398                  536,000
     Note Payable - Related Parties                             259,106                  634,000
     Note Payable - Other                                       288,494                1,013,000
     Lease obligation - Current                                   8,235                   11,000
                                                           ------------             ------------
     Total Current Liabilities                                2,636,403                3,315,000

Lease Obligation - less current portion                         210,000                  210,000
Deferred Income Taxes                                           152,000                  152,000
                                                           ------------             ------------
Total Liabilities                                             2,998,403                3,677,000
                                                           ------------             ------------
Stockholders' Equity:
     Preferred Stock, $.001 par value,
      Authorized 10,000,000 shares,
      None issued                                                    --                       --
     Common Stock, $.001 par value,
      Authorized 50,000,000 shares
      16,152,518 issued and outstanding                          16,153                   12,000
     Additional Paid in Capital                              23,169,204                6,153,000
     Cumulative Translation Adjustment                          123,328                   30,000
     Accumulated Deficit                                     (7,235,982)              (5,525,000)
                                                           ------------             ------------
     Total Stockholders' Equity                              16,072,703                  670,000
                                                           ------------             ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                     $ 19,071,106             $  4,347,000
                                                           ============             ============


INTERAMERICAS COMMUNICATIONS CORPORATION
STATEMENT OF OPERATIONS (UNAUDITED)


                                                                SIX MONTHS ENDED
                                                                   JUNE 30,
                                                 ---------------------------------------------
                                                         1996                    1995
                                                     (AS RESTATED)
                                                 ---------------------   ---------------------
SALES                                            $   112,921                   $   107,000

COST OF SALES                                        373,203                       266,000
                                                 -----------                   -----------
GROSS PROFIT                                        (260,282)                     (159,000)
                                                 -----------                   -----------
EXPENSES:
     GENERAL AND ADMINISTRATIVE                    1,080,729                       726,000
     DEPRECIATION AND AMORTIZATION                   305,793                       130,000
                                                 -----------                   -----------
TOTAL EXPENSES                                     1,386,522                       856,000
                                                 -----------                   -----------
LOSS FROM OPERATIONS                              (1,646,804)                   (1,015,000)

INTEREST INCOME                                       13,759
INTEREST EXPENSE                                     (77,937)
                                                 -----------                   -----------
NET LOSS                                         $(1,710,982)                  $(1,015,000)
                                                 ===========                   ===========
NET LOSS PER SHARE                               $     (0.13)                  $     (0.12)
                                                 ===========                   ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                       13,432,076                     8,393,833
                                                 ===========                   ===========


INTERAMERICAS COMMUNICATIONS CORPORATION
STATEMENT OF OPERATIONS (UNAUDITED)


                                                                      THREE MONTHS ENDED
                                                                            JUNE 30,
                                                           ---------------------------------------------
                                                                   1996                    1995
                                                              (AS RESTATED)
                                                           ---------------------   ---------------------
SALES                                                      $     54,453                  $    70,000

COST OF SALES                                                   213,518                       87,000
                                                           ------------                  -----------
GROSS PROFIT                                                   (159,065)                     (17,000)
                                                           ------------                  -----------
EXPENSES:
     GENERAL AND ADMINISTRATIVE, INCLUDING
      DEPRECIATION AND AMORTIZATION                             897,023                      474,000
                                                           ------------                  -----------
TOTAL EXPENSES                                                  897,023                      474,000
                                                           ------------                  -----------
LOSS FROM OPERATIONS                                         (1,056,088)                    (491,000)

INTEREST INCOME                                                  13,167
INTEREST EXPENSE                                                (47,132)
                                                           ------------                  -----------
NET LOSS                                                  $  (1,090,053)                  $ (491,000)
                                                           ============                  ===========
NET LOSS PER SHARE                                         $      (0.08)                  $    (0.05)
                                                           ============                  ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                  12,198,076                    9,414,770
                                                           ============                  ===========


INTERAMERICAS   COMMUNICATIONS   CORP.
STATEMENT  OF  CASH  FLOWS (UNAUDITED)


                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                               ---------------------------------------------
                                                                       1996                    1995
                                                                   (AS RESTATED)
                                                               ---------------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       NET LOSS                                                 $(1,710,982)            $(1,015,000)
       ADJUSTMENTS TO RECONCILE NET LOSS TO
          CASH PROVIDED/USED FROM OPERATING
          ACTIVITIES:
       DEPRECIATION AND AMORTIZATION                                305,793                  130,000
       SERVICES EXCHANGED FOR COMMON STOCK                           73,333
       IMPUTED INTEREST ON RELATED PARTY DEBT                        36,457
       (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE                   (50,259)                (225,000)
       (INCREASE) DECREASE IN OTHER CURRENT ASSETS                   (9,430)                 278,000
       INCREASE (DECREASE) IN OTHER CURRENT LIABILITIES               8,246                  351,000
       INCREASE (DECREASE) IN ACCRUED EXPENSES                                            (1,447,000)
       INCREASE (DECREASE) IN ACCOUNTS PAYABLE
         AND ACCRUED EXPENSES                                       504,970                  267,000
                                                                -----------              -----------
NET CASH (USED) IN OPERATING ACTIVITIES                            (841,872)              (1,661,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
       PURCHASE OF PROPERTY AND EQUIPMENT                           (90,870)                (514,000)
                                                                -----------              -----------
NET CASH (USED) IN INVESTING ACTIVITIES                             (90,870)                (538,000)
                                                                -----------              -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       SALE OF COMMON STOCK                                                                    6,000
       DEFERRED FINANCING COSTS AND OTHER                           (94,663)
       NET PROCEEDS FROM ISSUANCE OF
         NOTES PAYABLE                                              737,070                  247,000
       ISSUANCE OF COMMON STOCK                                   7,432,403                2,089,000
                                                                -----------              -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES:                        8,074,810                2,342,000
                                                                -----------              -----------
NET INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS                                       7,142,068                  143,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              90,563                  (77,000)

CASH AND CASH EQUIVALENTS,
       BEGINNING OF PERIOD                                           57,000                  114,000
                                                                -----------              -----------
CASH AND CASH EQUIVALENTS,
       END OF PERIOD                                            $ 7,289,631              $   180,000
                                                                ===========              ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH
  FINANCING ACTIVITIES:
       CONVERSION OF NOTES PAYABLE TO EQUITY                    $ 1,986,000                       --
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


Amended Quarterly Financial Information

         During August 1998, the Company restated its financial statements to reflect the effect of revising the price per share of Company common stock issued in connection with the May 1996 acquisition of Resetel from $2.25 to $5.99 per share. The revised price per share is based on the average closing price of the Company's common stock for the period of 14 days before and after the date the terms of the acquisition were announced. The previously recorded purchase price was based on the Company's March 1996 private placement. The effect of the change in price per share increased the reported purchase price from approximately $2,800 to $7,500.

         During October 1997 and August 1998 the Company amended certain financial information as reported on its June 30, 1996 Form 10-QSB. A summary of the original and amended unaudited financial information and a description of the related impact of the Company's statement of operations follows:

                                                 ($000's)
                                                SIX MONTHS
                                                  ENDED
                                                 JUNE 30,
                                                   1996
                                                ----------
Revenues .................................       $   113
Loss from Operations .....................        (1,646)
Net loss, as amended .....................       $(1,711)
                                                 =======
Net basic and diluted loss per
 share, as amended .......................       $ (0.13)
                                                 =======
General and administrative
 expenses ................................           247 (a)
Depreciation expense .....................           240 (a)
Interest expense .........................            36 (a)
Amortization expenses ....................            64 (b)
                                                 -------
Net loss, as originally reported .........       $(1,124)
                                                 =======
Net basic and diluted loss per
 share, as originally reported ...........       $ (0.08)
                                                 =======
----------------
(a) Reflects (i) adjustment identified in the fourth quarter of 1996 to provide depreciation on assets placed in use during the first quarter of 1996, for which depreciation initially had not commenced until the second quarter of 1996 and (ii) adjustments for various expenses and costs identified by the Company in the fourth quarter of 1996 as relating to earlier 1996 quarters.

(b) Reflects the quarterly effect of the Resetel purchase price described in the introductory language to the table above.


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

RESULTS OF OPERATIONS


         The unaudited Consolidated Statement of Operations reflects a net loss of $1,710,982 for the six months ended June 30, 1996. Losses are attributable primarily general and administrative expense and interest expense. The Company expects that it will continue to incur losses from operations for the foreseeable future. The unaudited Consolidated Balance Sheet dated June 30, 1996 reflects an accumulated deficit of $7,235,982.


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

RECENT DEVELOPMENTS


ACQUISITION OF RED DE SERVICIOS EMPRESARIALES DE TELECOMUNICACIONES, S.A.("RESETEL")

         In May, 1996 the Company acquired 100% of the issued and outstanding stock of Red de Servicios de Telecomunicaciones, S.A., a Peruvian corporation, ("RESETEL") in exchange for 1,250,000 shares of Common Stock of the Company issued to the shareholders of RESETEL pursuant to a stock purchase agreement dated May 7, 1996. In addition, the Company paid debts owed to the shareholders and others in the amount of approximately $300,000. The purchase price of approximately $7,490,000 (including $6,000 of capitalized acquisition costs), net of cash acquired of approximately $300,000 has been substantially allocated to a concession and is included as part of intangibles in the accompanying consolidated balance sheet. The acquisition has been accounted for under the purchase method of accounting. A fair value of $5.99 was assigned to each share issued to the shareholders of Resetel based on the average closing price of the Company's common stock for a reasonable period of time before and after an agreement was reached as to the terms of the purchase. The terms of the agreement and the consideration paid to the shareholders of RESETEL were determined through arms-length negotiations among the parties. RESETEL is the first company to obtain a local carrier concession to compete with


-------------------------------------------------------------------------------

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

INTERAMERICAS COMMUNICATIONS CORP.

  /s/ Hernan Streeter                                    DATE      08-16-96
-----------------------------------------------                ----------------
Hernan Streeter
Chairman, President and Chief Executive Officer

                                 EXHIBIT INDEX

EXHIBIT                          DESCRIPTION
-------                         -------------
27                              Financial Data Schedule