Form 10QSB/A
period 1996-09-30
INTERAMERICAS COMMUNICATIONS CORP
filed 1998-08-13
CIK 850629

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


During August 1998 the Company has restated its December 31, 1997 and 1996 annual financial statements and second and third quarter 1996 and all 1997 quarterly unaudited financial statements to reflect the effect of revising the price per share of Company common stock issued in connection with the May 1996 acquisition of Resetel from $2.25 to $5.99 per share. The revised price per share is based on the average closing price of the Company's common stock for the period of 14 days before and after the date the terms of the acquisition were announced. The previously recorded purchase price was based on the Company's March 1996 private placement.


                 NOTE: Page 1 of 15 Sequentially numbered pages

                    INTERAMERICAS COMMUNICATIONS CORPORATION
                          INDEX

Part I. Financial Information

Item 1.           Financial Statements:                                     Page
                                                                            ----
Balance Sheet - September 30, 1996
  and December 31, 1995.......................................................3

Statement of Operations - Three Months
  ended September 30, 1996 and 1995...........................................4

Statement of Operations - Nine Months
  ended September 30, 1996 and 1995...........................................5

Statement of Cash Flows - Nine Months ended
  September 30, 1996 and 1995.................................................6

Notes to Financial Statements.................................................7

Item 2.    Management's Discussion and Analysis of Results
         of Operations, Financial Conditions and
         Liquidity of Capital Resources........................................7

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K.....................................14

INTERAMERICAS COMMUNICATIONS CORPORATION
BALANCE SHEET (UNAUDITED)


                                                             COMBINED                      COMBINED
                                                            CONSOLIDATED                 COMSOLIDATED
                                                           SEPTEMBER 30,                   DECEMBER 31,
                                                                1996                          1995
                                                            (UNAUDITED)                     (AUDITED)
                                                           (AS RESTATED)
ASSETS
Current Assets:
     Cash and cash equivalents                             $  2,505,695                  $     57,000
     Acounts Receivable                                         207,836                         8,000
     Other Receivables                                           79,136                         7,000
     Inventory                                                  125,169                            --
     Prepaid Expenses                                           193,733                       119,000
     Due from Related Parties                                     9,680                        93,000
     Other Currents Assets                                       14,394                         4,000
                                                           ------------                  ------------
     Total Current Assets                                     3,135,643                       288,000
                                                           ------------                  ------------
Property and equipment, net                                   2,923,067                     2,885,000
Intangible Assets, net                                        9,306,269                     1,166,000
Due from Related Parties                                        521,639                            --
Other Assets                                                     17,030                         8,000
                                                           ------------                  ------------
                                                             12,768,005                     4,059,000
                                                           ------------                  ------------
TOTAL ASSETS                                               $ 15,903,648                  $  4,347,000
                                                           ============                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Short Term Bank Credit Line                           $     32,564                  $         --
     Accounts Payable - Related Parties                              --                       698,000
     Accounts Payable - Other                                   380,492                       423,000
     Accrued Expenses                                            91,967                       536,000
     Note Payable - Related Parties                                  --                       634,000
     Note Payable - Other                                         1,137                     1,013,000
     Lease obligation - Current                                 177,239                        11,000
     Other Current Liabilities                                   28,199                            --
                                                           ------------                  ------------
     Total Current Liabilities                                  711,598                     3,315,000

Lease Obligation - less current portion                         207,257                       210,000
Deferred Income Taxes                                           152,000                       152,000
                                                           ------------                  ------------

Total Liabilities                                             1,070,855                     3,677,000
                                                           ------------                  ------------

Stockholders' Equity:
     Preferred Stock, $.001 par value
      Authorized 10,000,000 shares
      None issued                                                    --                            --
     Common Stock, $.001 par value,
      Authorized 50,000,000 shares
      16,152,518 issued and outstanding                          16,152                        12,000
     Additional Paid in Capital                              23,236,104                     6,153,000
     Cumulative Translation Adjustment                           87,400                        30,000
     Accumulated Deficit                                     (8,506,863)                   (5,525,000)
                                                           ------------                  ------------
     Total Stockholders' Equity                              14,832,793                       670,000
                                                           ------------                  ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                     $ 15,903,648                  $  4,347,000
                                                           ============                  ============


INTERAMERICAS COMMUNICATIONS CORPORATION
STATEMENT OF OPERATIONS (UNAUDITED)


                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                 --------------------------------------------
                                                     1996                            1995
                                                 (AS RESTATED)
                                                  -----------                 ---------------
SALES                                            $    363,670                  $    112,027
COST OF SALES                                         245,073                        69,397
                                                 ------------                  ------------
GROSS PROFIT                                          118,597                        42,630
                                                 ------------                  ------------
EXPENSES:
     GENERAL AND ADMINISTRATIVE                     1,382,555                       573,712
                                                 ------------                  ------------
TOTAL EXPENSES                                      1,382,555                       573,712
                                                 ------------                  ------------
LOSS FROM OPERATIONS                               (1,263,958)                     (531,082)
INTEREST INCOME                                        22,515
INTEREST EXPENSE                                      (17,878)                      (47,633)
FOREIGN EXCHANGE TRANSACTIONS - NET                   (10,793)
                                                 ------------                  ------------
NET LOSS                                         $ (1,270,114)                 $   (578,715)
                                                 ============                  ============
NET LOSS PER SHARE                               $      (0.08)                 $      (0.04)
                                                 ============                  ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                        16,152,518                    11,951,685
                                                 ============                  ============


INTERAMERICAS COMMUNICATIONS CORPORATION
STATEMENT OF OPERATIONS (UNAUDITED)


                                                              NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                 ---------------------------------------------
                                                      1996                         1995
                                                 (AS RESTATED)
                                                 -------------                ----------------
SALES                                            $    476,591                  $    219,027
COST OF SALES                                         618,276                       335,397
                                                 ------------                  ------------
GROSS PROFIT                                         (141,685)                     (116,370)
                                                 ------------                  ------------
EXPENSES:
     GENERAL AND ADMINISTRATIVE                     2,769,077                     1,429,712
                                                 ------------                  ------------
TOTAL EXPENSES                                      2,769,077                     1,429,712
                                                 ------------                  ------------
LOSS FROM OPERATIONS                               (2,910,762)                   (1,546,082)

INTEREST INCOME                                        36,274
INTEREST EXPENSE                                      (95,815)                      (47,633)
FOREIGN EXCHANGE TRANSACTIONS - NET                   (10,793)
                                                 ------------                  ------------
NET LOSS                                         $ (2,981,096)                 $ (1,593,715)
                                                 ============                  ============
NET LOSS PER SHARE                               $      (0.21)                 $      (0.17)
                                                 ============                  ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                        14,345,509                     9,579,784
                                                 ============                  ============


INTERAMERICAS COMMUNICATIONS CORP.
STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                    ---------------------------------
                                                                         1996               1995
                                                                     (AS RESTATED)
                                                                    --------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       NET LOSS                                                     $ (2,981,096)        $ (1,593,715)
       ADJUSTMENTS TO RECONCILE LOSS TO CASH
          PROVIDED/USED FROM OPERATING
          ACTIVITIES:
       AMORTIZATION                                                      313,078
       DEPRECIATION EXPENSE                                              518,220             186,382
       CHANGES IN ASSETS AND LIABILITIES:
       (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE                       (271,972)            (83,252)
       (INCREASE) DECREASE IN OTHER CURRENT ASSETS                      (126,976)             71,157
       INCREASE (DECREASE) IN OTHER CURRENT LIABILITIES                   28,199             228,366
       (INCREASE) DECREASE IN ACCOUNTS PAYABLE
          AND ACCRUED EXPENSES                                          (950,433)           (488,930)
                                                                     -----------         -----------
NET CASH (USED) BY OPERATING ACTIVITIES                               (3,470,980)         (1,679,992)

CASH FLOWS FROM INVESTING ACTIVITIES:
       ACQUISITION OF PROPERTY AND EQUIPMENT                            (334,124)           (722,245)
       ACQUISITION OF HEWSTER, S.A                                    (1,500,000)
       ACQUISITION OF OTHER INTANGIBLES                                  (28,192)
       ACQUISITION/DISPOSAL OTHER ASSETS                                  43,966              52,000
                                                                     -----------         -----------
NET CASH (USED) BY INVESTING ACTIVITIES                               (1,818,350)           (670,245)
                                                                     -----------         -----------
CASH FLOWS FORM FINANCING ACTIVITIES:
       SALE OF COMMON STOCK                                                1,939               6,000
       SHORT TERM LINE OF CREDIT                                          32,564
       REPAYMENT OF NOTES PAYABLE                                     (1,029,612)            195,000
       CAPITAL CONTRIBUTIONS                                           7,443,437           2,089,000
       NET PROCEEDS FROM ISSUANCE
        OF NOTES PAYABLE                                               1,232,800
       STOCKHOLDER LOAN                                                                       30,000
                                                                     -----------         -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              7,681,128           2,320,000
                                                                     -----------         -----------
NET INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS                                            2,391,798             (30,237)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   56,897             (77,000)

CASH AND CASH EQUIVALENTS AT
       BEGINNING OF PERIOD                                                57,000             114,000
                                                                     -----------         -----------
CASH AND CASH EQUIVALENTS AT
       END OF PERIOD                                                 $ 2,505,695         $     6,763
                                                                     ===========         ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH
   FINANCING ACTIVITIES
       CONVERSION OF NOTES PAYABLE TO EQUITY                         $   751,827
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

         During October 1997 and August 1998 the Company amended certain financial information as reported on its September 30, 1996 Form 10-QSB. A summary of the original and amended unaudited financial information and a description of the related impact of the Company's statement of operations follows:
                                                ($000's)
                                               NINE MONTHS
                                                  ENDED
                                              SEPTEMBER 30,
                                                   1996
                                              -------------
Revenues .................................       $   477
Loss from Operations .....................        (2,911)
Net loss, as amended .....................       $(2,981)
                                                 =======
Net basic and diluted loss per
 share, as amended .......................       $ (0.21)
                                                 =======
General and administrative
 expenses ................................           247 (a)
Depreciation expense .....................           240 (a)
Interest expense .........................            36 (a)
Amortization expenses ....................           122 (b)
                                                 -------
Net loss, as originally reported .........       $(2,336)
                                                 =======
Net basic and diluted loss per
 share, as originally reported ...........       $(0.16)
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

(c) Reflects the quarterly effect of the Resetel purchase price described in the introductory language to the table above.


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

RESULTS OF OPERATIONS


         The unaudited Consolidated Statement of Operations reflects a net loss of $2,981,096 for the nine months ended September 30, 1996. Losses are attributable primarily to general and administrative expense and interest expense. The unaudited Consolidated Balance Sheet dated September 30, 1996 reflects an accumulated deficit of $8,506,863.


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


         The revenue in the three month period ended September 30, 1996 was $363,670 versus $112,027 for the same period in 1995, and the revenue for the nine months ended September 30, 1996 was $476,591 versus $219,027 for the same period in 1995. The general and administrative expenses for the Company for the three months ended September 30, 1996 was $1,3,82,555 versus $573,712 for the same period in 1995. In addition $95,815 of interest was accrued for the nine month period ending September 30, 1996.


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

INTERAMERICAS COMMUNICATIONS CORP.

/s/ Carlos M. Menendez                                        DATE      11-14-96

-------------------------------------                          -----------------
Carlos M. Menendez
Chief Operating and Financial Officer

                                 EXHIBIT INDEX

Exhibit                           Description
-------                          -------------
27                               Financial Data Schedule