Form 10KSB/A
period 1996-12-31
INTERAMERICAS COMMUNICATIONS CORP
filed 1998-08-13
CIK 850629

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB/A


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

          For the transition period from ____________ to _____________


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

                          Common Stock, $.001 par value
                                (Title of Class)

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

                                Yes     NO   X


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS


During August 1998 the Company restated its December 31, 1997 and 1996 financial statements to reflect the effect of revising the price per share of Company common stock issued in connection with the May 1996 acquisition of Resetel from $2.25 to $5.99 per share. The revised price per share is based on the average closing price of the Company's common stock for the period of 14 days before and after the date the terms of the acquisition were announced. The previously recorded purchase price was based on the Company's March 1996 private placement.


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

         To capitalize on its market opportunity, the Company is developing a partnership with Peru's major Internet access provider to rapidly expand the marketing and distribution of its services. The Company is also developing a consultative, systems integration selling capability similar to that employed

----------
* Source: Kagan World Media, 1996; Smith Barney, "Compania de Telefonos de Chile S.A.," March 26, 1996; Prudential Securities, "Emerging Markets
Telecommunications Fund," November 1994.

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

----------
* Data compiled from reports by the Economic Intelligence Unit on Peru in 1996, The National Trade Data Bank Market Reports in 1995, the InterAmericas Communications Corporation Fact Sheet, and Telefonica del Peru Prospectus Statement.

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

---------------------
* Data compiled from reports by The Economist Intelligence Unit on Chile in 1996 and the American Embassy in Santiago, Chile in December 1995. Bank of America 1996.
         National Trade Data Bank Market reports in 1995.

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

RESTATED FINANCIAL STATEMENTS

During August 1998 the Company restated its December 31, 1996 financial statements to reflect the effect of revising the price per share of Company common stock issued in connection with the May 1996 acquisition of Resetel from $2.25 to $5.99 per share. The revised price per share is based on the average closing price of the Company's common stock for the period of 14 days before and after the date the terms of the acquisition were announced. The previously recorded purchase price was based on the Company's March 1996 private placement. The effect of the change in price per share increased the reported purchase price from approximately $2,800 to $7,500. The effect of the restatement on (1) the Company's annual statements of operations, related to increased amortization expense, was to increase net loss by $136 resulting in a net loss of $4,762 for the year ended December 31, 1996, (2) on the Company's stockholders' equity, related to the increased purchase price, was to increase additional paid in capital by $4,675, resulting in additional paid in capital of $23,168 as of December 31, 1996, and (3) on the Company's net basic and diluted loss per share, related to increased amortization expense of $0.01 per share, resulting in net basic and diluted loss per share of $0.32 for the year ended December 31, 1996.

     During October 1997 and August 1998 the Company amended certain financial information as reported on Form 10-QSB during 1996. A summary of the original and amended unaudited financial information and a description of the related impact of the Company's statement of operations follows:

                                          (IN THOUSANDS OF U.S. DOLLARS,
                                             EXCEPT PER SHARE DATA)
                                   THREE MONTHS     SIX MONTHS     NINE MONTHS
                                      ENDED            ENDED          ENDED
                                     MARCH 31,       JUNE 30,     SEPTEMBER 30,
                                       1996            1996           1996
                                   ------------     ----------    -------------
Revenues .......................     $   58          $   113        $   477
Loss from Operations ...........       (591)          (1,646)        (2,911)
Net loss, as amended ...........     $ (621)         $(1,711)       $(2,981)
                                     ======          =======        =======
Net basic and diluted loss per
  share as amended .............     $(0.05)         $ (0.13)       $ (0.21)
                                     ======          =======        =======
General and administrative
  expenses .....................                         247 (a)        247 (a)
Depreciation expense ...........        110 (a)          240 (a)        240 (a)
Interest expense ...............                          36 (a)         36 (a)
Amortization expenses ..........                          64 (b)        122 (b)
                                     ------          -------        -------
Net loss, as originally reported     $ (511)         $(1,124)       $(2,336)
                                     ======          =======        =======
Net basic and diluted loss per
  share, as originally reported      $(0.04)         $ (0.08)       $ (0.16)
                                     ======          =======        =======
------------
(a) Reflects (i) adjustment identified in the fourth quarter of 1996 to provide depreciation on assets placed in use during the first quarter of 1996, for which depreciation initially had not commenced until the second quarter of 1996 and (ii) adjustments for various expenses and costs identified by the Company in the fourth quarter of 1996 as relating to earlier 1996 quarters.
(b) Reflects the quarterly effect of the Resetel purchase price described in the introductory language to the above table.

RESULTS OF OPERATIONS

     The Consolidated Statement of Operations reflects a net loss of $4,762,000 for the year ended December 31, 1996. Losses are attributable primarily to selling, general and administrative expenses incurred in the Company's operations in Chile and Peru, as well as corporate expenses including legal and accounting expenses related to the Company's business development activities. The Company expects that it will continue to incur losses from operations during 1997. The Consolidated Balance Sheet dated December 30, 1996 reflects and accumulated deficit of ($10,287,000).

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

     The selling, general and administrative expenses of the Company for the year ended December 31, 1996 were $4,187,000 as compared to $1,918,000 for the year ended December 31, 1995. The increase in expenses was due to the increase in the number of employees of Hewster, the initiation of Resetel's network construction and marketing operations in Peru, and legal and general corporate expenses relating to corporate financing and business development activities.

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

ITEM 7.   FINANCIAL STATEMENTS Page Number



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


----------

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


       SIGNATURES                                       TITLE                                      DATE
       ----------                                       -----                                      ----

/s/ PATRICIO E. NORTHLAND             President, Chairman of the Board                        April 15, 1997
------------------------------          and Chief Executive Officer (Principal
Patricio E. Northland                 Executive Officer and Principal Accounting
                                      Financial Officer)

/s/ PATRICIO SILVA ECHENIQUE          Director                                                April 15, 1997
------------------------------
Patricio Silva Echenique

/s/ PHILIP MAGIERA                    Director                                                April 15, 1997
------------------------------
Philip Magiera

/s/ PAUL A. MOORE                     Director                                                April 15, 1997
------------------------------
Paul A. Moore

/s/ DOUGLAS A. MCCLELLAN              Director                                                April 15, 1997
------------------------------
Douglas A. McClellan

/s/ GEORGE A. CARGILL                 Director                                                April 15, 1997
------------------------------
George A. Cargill


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


As described in Note 4, the Company has restated its financial statements for the year ended December 31, 1996.

PricewaterhouseCoopers LLP
Miami, Florida
April 11, 1997,



except as to the fourth and fifth
Paragraphs of Note 4 which are as of
August 6, 1998

INTERAMERICAS COMMUNICATION CORPORATION
CONSOLIDATED BALANCE SEETS
(THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

----------------------------------------------------------------------------------------------


                                                                                DECEMBER 31,
                                                                            --------------------
Assets                                                                      1996            1995
                                                                   (As Restated, Note 4)
                                                                         --------          -------
Current assets:
   Cash and cash equivalents                                             $    723          $    57
   Accounts receivable                                                        113                8
   Other receivables                                                           97                7
   Prepaid expenses                                                           330              119
   Due from related parties                                                    26               93
   Other                                                                       38                4
                                                                         --------          -------
      Total current assets                                                  1,327              288

Property and equipment at cost, net                                         3,956            2,885
Intangible assets, net                                                      9,568            1,166
Other assets                                                                   42                8
                                                                         --------          -------
      Total assets                                                       $ 14,893          $ 4,347
                                                                         ========          =======

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable:
      Related parties                                                    $    176          $   779
      Other                                                                   539              342
   Accrued expenses                                                           674              536
   Notes payable, including $634 to related parties in 1995                    --            1,647
   Lease obligations, current                                                 114               11
   Other current liabilities                                                  171               --
                                                                         --------          -------
      Total current liabilities                                             1,674            3,315

Lease obligations, less current portion                                       248              210
Deferred income taxes                                                         152              152
                                                                         --------          -------
      Total liabilities                                                     2,074            3,677
                                                                         --------          -------

Commitments and contingencies
Stockholders' equity
   Preferred stock, $.001 par value, authorized 10,000,000
    shares, none issued
   Common stock, $.001 par value, authorized 50,000,000
    shares, 16,152,518 and 11,951,685 issued and outstanding
    in 1996 and 1995, respectively                                             16               12
   Additional paid in capital                                              23,168            6,153
   Accumulated deficit                                                    (10,287)          (5,525)
   Cumulative translation adjustments                                         (78)              30
                                                                         --------          -------
      Total stockholders' equity                                            12,819             670
                                                                         --------          -------
      Total liabilities and stockholders' equity                         $ 14,893          $ 4,347
                                                                         ========          =======


The accompanying notes are an integral part of these consolidated financial statements.

INTERAMERICAS COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

-----------------------------------------------------------------------------

                                                  YEAR ENDED
                                                 DECEMBER 31,
                                     1996            1995           1994
                                 ------------    -----------    -----------
                             (As Restated, Note 4)

Sales                            $        652    $       224    $        34
Cost of sales                             958            804            163
                                 ------------    -----------    -----------
Gross profit (loss)                      (306)          (580)          (129)

Selling, general and
 administrative expenses                4,187          1,918          2,044
                                 ------------    -----------    -----------
Loss from operations                   (4,493)        (2,498)        (2,173)

Interest income                            80             10              1
Interest expense                         (246)          (319)          (313)
Other                                    (103)           (66)           (46)
                                 ------------    -----------    -----------
Net loss                         $     (4,762)   $    (2,873)   $    (2,531)
                                 ============    ===========    ===========
Net loss per share               $       (.32)   $      (.31)   $     (1.30)
                                 ============    ===========    ===========
Weighted average common
 shares outstanding                14,795,660      9,407,000      1,952,000
                                 ============    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

INTERAMERICAS COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

----------------------------------------------------------------------------------------------------------------------------

                                                            ADDITIONAL                 CUMULATIVE
                                         COMMON STOCK        PAID-IN     ACCUMULATED   TRANSLATION      ACCRUED
                                      SHARES      AMOUNT     CAPITAL       DEFICIT     ADJUSTMENTS   DISTRIBUTIONS   TOTAL
                                      ------      ------     -------       -------     -----------   -------------  --------
Balances at
   December 31, 1993                   19,302      $--      $   676      $   (121)      $ (80)          $--          $   475
Recapitalization of
   HSI shares and other               331,008       --          488            --          --            --              488
Common stock issued in
   private placements                 315,714       --        1,002            --          --            --            1,002
Conversion of debt                  4,500,000        5          197            --          --            --              202
Issuance of notes payable
   for purchase of common
   stock of HSI                            --       --           --            --          --        (6,088)          (6,088)
Stock issued for consulting
   services                         1,150,000        1          274            --          --            --              275
Currency translation
   adjustment                              --       --           --            --          66            --               66
Net loss                                   --       --           --        (2,531)         --            --           (2,531)
                                   ==========      ===      =======      ========       =====        ======          =======

Balances at
   December 31, 1994                6,316,024        6        2,637        (2,652)        (14)       (6,088)          (6,111)
Common stock issued in
   private placements                 635,761        1        1,962            --          --            --            1,963
Conversion of debt                  4,888,900        5        1,126            --          --         6,088            7,219
Stock issued for acquisitions         111,000       --          400            --          --            --              400
Imputed interest on related
   party notes                             --       --           16            --          --            --               16
Stock option grants                        --       --           12            --          --            --               12
Currency translation
   adjustment                              --       --           --            --          44            --               44
Net loss                                   --       --           --        (2,873)         --            --           (2,873)
                                   ==========      ===      =======      ========       =====        ======          =======

Balances at
   December 31, 1995               11,951,685       12        6,153        (5,525)         30            --              670
Common stock issued in
   private placements               1,939,042        2        7,430            --          --            --            7,432
Conversion of debt                  1,011,791        1        1,985            --          --            --            1,986
Stock issued for acquisitions       1,250,000        1        7,487            --          --            --            7,488
Imputed interest on related
   party notes                             --       --           40            --          --            --               40
Stock option grants                        --       --           73            --          --            --               73
Currency translation
   adjustment                              --       --           --            --        (108)           --             (108)
Net loss                                   --       --           --        (4,762)         --            --           (4,762)
                                   ==========      ===      =======      ========       =====        ======          =======

Balances at
   December 31, 1996
   (as restated, Note 4)           16,152,518      $16      $23,168      $(10,287)      $ (78)       $   --          $12,819
                                   ==========      ===      =======      ========       =====        ======          =======


The accompanying notes are an integral part of these consolidated financial statements.

INTERAMERICAS COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

-------------------------------------------------------------------------------------------------------------

                                                                                    YEAR ENDED
                                                                                   DECEMBER 31,
                                                                         1996          1995          1994
                                                                         ----          ----          ----
                                                                  (As Restated, Note 4)
Cash flows from operating activities:
    Net loss                                                           $(4,762)      $(2,873)      $(2,531)
    Adjustments to reconcile net loss to cash
     used in operating activities
      Amortization and depreciation expense                                842           396            76
      Services exchanged for common stock                                   73            12           275
      Interest converted to equity                                          49           183            --
      Changes in assets and liabilities:
        (Increase) in accounts receivable                                 (105)          (70)           (9)
        (Increase) in accounts receivable - related parties                (73)           --            --
        (Increase) decrease in prepaid expenses                           (217)          167          (221)
        (Increase) decrease in other current assets                         93            35           304
        (Increase) decrease in other assets                                (53)           76           (69)
        Increase in accounts payable                                       401           402           622
        (Decrease) increase in accounts payable - related parties         (491)          (66)          112
        Increase (decrease) in accrued expenses                            138          (406)          941
        Increase in other current liabilities                              171            --            11
        (Decrease) in deferred taxes                                        --            (6)           --
                                                                       -------       -------       -------
          Cash used in operating activities                             (3,934)       (2,150)         (489)
Cash flows from investing activities:
    Purchase of property and equipment                                  (1,453)         (720)       (1,849)
    Acquisition of Visat                                                    --          (450)         (200)
    Acquisition of Hewster                                              (1,515)           --            --
                                                                       -------       -------       -------
          Cash used in investing activities                             (2,968)       (1,170)       (2,049)
                                                                       -------       -------       -------
Cash flows from financing activities:
    Issuance of common stock                                             7,432         1,963         1,490
    (Repayments) additions to notes payable                             (1,063)          893         1,067
    Additions to notes payable to related party                          1,232           407            92
    Payments under leasing obligations                                     (31)           --            --
                                                                       -------       -------       -------
          Cash provided by financing activities                          7,570         3,263         2,649
                                                                       -------       -------       -------
Net increase (decrease) in cash and cash equivalents                       668           (57)          111
Effect of exchange rate changes on cash                                     (2)           --            --
Cash and cash equivalents at beginning of year                              57           114             3
                                                                       -------       -------       -------
Cash and cash equivalents at end of year                               $   723       $    57       $   114
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


         The Company is the successor to Theodore Games, Inc. ("TGI"), a "public shell," which acquired Hewster Servicios Intermedios, S.A. ("HSI") on July 15, 1994 (Note 4). The acquisition of HSI was treated for accounting purposes as a reverse acquisition as if HSI acquired TGI; accordingly, the historical financial statements are those of HSI. TGI was originally incorporated in the State of Nevada in 1989 for the purpose of marketing a copyrighted board game. On June 28, 1994, the stockholders of TGI approved a 7.025 to 1 reverse stock split, which resulted in the reduction of outstanding shares of common stock from 1,405,000 shares, par value $.001 to 200,000 shares, par value $.001. On July 15, 1994, Maroon Bells Capital Partners, Inc. ("MBCP") acquired from TGI's stockholders, 150,000 shares of common stock of TGI representing 75% of the issued and outstanding stock of TGI for $90. Effective July 31, 1994, the Company sold its board game business. In September 1994, HSI acquired Visat S.A. (Note 4). Effective October 5, 1994, TGI changed its state of incorporation from Nevada to Texas and its name to InterAmericas Communications Corporation.


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

        CONTRIBUTED SERVICES


        Common stock exchanged for services and as inducements to make loans have been recorded as consulting expense or interest expense and additional paid in capital at the estimated fair value of the common stock as determined by the Board of Directors of the Company.


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

INTERAMERICAS COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

--------------------------------------------------------------------------------

3.      FINANCIAL CONDITION


        The Company has developed a long-term financial plan to address future cash flow needs. The plan contemplates significant debt and equity financings to continue the development of the Chilean and Peruvian telecommunications system and for working capital. In February 1995, the Company completed a private placement equity offering which generated net proceeds of approximately $3.2 million. In March and August of 1996, the Company completed private placement equity offerings of $1.1 million and $6.4 million, respectively. These proceeds have been used to continue construction and development of the Chilean telecommunication system, acquire Visat and Hewster S.A. and provide working capital. Also in 1996, the Company converted $2 million of debt to equity. The Company expects that additional financing will be obtained in the near future; however, no assurance can be given that the financing will be obtained and on reasonable terms.


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

        ACQUISITION OF RESETEL


        Pursuant to a stock purchase agreement dated May 7, 1996, the Company acquired 100% of the issued and outstanding stock of Resetel, a Peruvian corporation, in exchange for 1,250,000 shares of Common Stock of the Company. In addition, the Company paid debts to the shareholders and others in the amount of approximately $300. The purchase price of approximately $7,500,( including $6 of capitalized acquisition costs), net of cash acquired of approximately $300, has been substantially allocated to a concession and is included as part of intangibles in the accompanying consolidated balance sheet. The acquisition has been accounted for under the purchase method of accounting. A fair value of $5.99 was assigned to each share issued to the shareholders of Resetel.





        The Company has restated its December 31, 1996 financial statements to reflect the effect of revising the price per share of Company common stock issued in connection with the May 1996 acquisition of Resetel from $2.25 to $5.99 per share. The revised price per share is based on the average closing price of the Company's common stock for the period of 14 days before and after the date the terms of the acquisition were announced. The previously recorded purchase price was based on the Company's March 1996 private placement. The effect of the change in price per share increased the reported purchase price from approximately $2,800 to $7,500. The effect of the restatement on (1) the Company's annual statements of operations, related to increased amortization expense, was to increase net loss by $136, resulting in a net loss of $4,762 for the year ended December 31, 1996, (2) on the Company's stockholders' equity, related to the increased purchase price, was to increase additional paid in capital by $4,675, resulting in additional paid in capital of $23,168 as of December 31, 1996, and (3) on the Company's net basic and diluted loss per share, related to increased amortization expense of $0.01 per share, resulting in net basic and diluted loss per share of $0.32 for the year ended December 31, 1996.

        During October 1997 and August 1998 the Company amended certain financial information as reported on Form 10-QSB during 1996.
        A summary of the original and amended unaudited financial information and a description of the related impact of the Company's statement of operations follows:

                                          (IN THOUSANDS OF U.S. DOLLARS,
                                             EXCEPT PER SHARE DATA)
                                   THREE MONTHS     SIX MONTHS     NINE MONTHS
                                      ENDED            ENDED          ENDED
                                     MARCH 31,       JUNE 30,     SEPTEMBER 30,
                                       1996            1996           1996
                                   ------------     ----------    -------------
Revenues .......................     $   58          $   113        $   477
Loss from Operations ...........       (591)          (1,646)        (2,911)
Net loss, as amended ...........     $ (621)         $(1,711)       $(2,981)
                                     ======          =======        =======
Net basic and diluted loss per
  share as amended .............     $(0.05)         $ (0.13)       $ (0.21)
                                     ======          =======        =======
General and administrative
  expenses .....................                         247 (a)        247 (a)
Depreciation expense ...........        110 (a)          240 (a)        240 (a)
Interest expense ...............                          36 (a)         36 (a)
Amortization expenses ..........                          64 (b)        122 (b)
                                     ------          -------        -------
Net loss, as originally reported     $ (511)         $(1,124)       $(2,336)
                                     ======          =======        =======
Net basic and diluted loss per
  share, as originally reported      $(0.04)         $ (0.08)       $ (0.16)
                                     ======          =======        =======
------------
(a) Reflects (i) adjustment identified in the fourth quarter of 1996 to provide depreciation on assets placed in use during the first quarter of 1996, for which depreciation initially had not commenced until the second quarter of 1996 and (ii) adjustments for various expenses and costs identified by the Company in the fourth quarter of 1996 as relating to earlier 1996 quarters.
(b) Reflects the quarterly effect of the Resetel purchase price described in the introductory language to the above table.


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

5.        Property and Equipment

          Property and equipment consist of:


                                                                                      DECEMBER 31,
                                                                                 1996              1995
                                                                             -------------    --------------
        Fiber optic network                                                  $       2,868    $        2,781
        Office space - capital lease                                                   209               218
        Office equipment, including $311 in 1996                                       566               117
         ($0 in 1995) under capital leases
        Furniture and fixtures                                                          62                34
        Motor vehicles, including $13 in 1996
         ($0 in 1995) under capital leases                                             114                 -
        Equipment pending installation and
         construction in progress                                                    1,021                 -
               Other                                                                    56               117
                                                                                     4,896             3,267
        Less: accumulated depreciation, including
         $132 in 1996 ($9 in 1995) under capital leases                               (940)             (382)
                                                                             $       3,956    $        2,885

INTERAMERICAS COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

6.        INTANGIBLE ASSETS

          Intangible assets consist of the following:


                                                                 DECEMBER 31,
                                                       1996                       1995
                                                 ---------------            -------------
        Satellite transmission rights            $         1,166            $       1,166
        Concession                                         7,494                        -
        Goodwill                                           1,289                        -
                                                           9,949                    1,166
        Less: Accumulated Amortization                      (381)                       -
                                                 $         9,568             $      1,166
                                                  ==============              ===========


7.        Accrued Expenses


                                                                 DECEMBER 31,
                                                            1996              1995
                                                        -------------    --------------
             Accrued expenses consist of:
        Purchases of telecommunication equipment        $         376    $           14
        Professional fees                                          63                85
        Interest                                                   83                80
        Salaries                                                   14                67
        Travel                                                     17              -
        Other                                                     121               290
                                                        $         674    $          536

INTERAMERICAS COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

8.        Notes Payable

          Notes payable consists of the following:

                                                                                              DECEMBER 31,
                                                                                         1996           1995
                                                                                       --------        -------
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


       Cabelex Electronique, Ltd. transferred its interest in the $1,000 bridge loan described above to Teleport and the outstanding principal plus accrued interest at July 1, 1995, of $781 was converted into 388,900 shares of common stock and the Company issued to Teleport warrants to purchase 388,900 shares of common stock at $3.00 per share, which was no less than the fair market value of the common shares as determined by the Board of Directors. The Company attributed no value to the warrants given the financial condition of the Company at the time.


       In 1996, several loans from related parties were converted to shares of the Company's common stock in accordance with the respective loan agreements, as follows:

                                         PRINCIPAL                 INTEREST  CONVERSION  CONVERSION   SHARES
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

     10.     Related Party Transactions


        Pursuant to a consulting agreement with MBCP and other consultants, as amended on June 5, 1994, the Company issued 1,150,000 shares of common stock as consideration for contributed advisory services in connection with the recapitalization of HSI described in Note 4. These shares were valued at $.25 per share by the Board of Directors. The Company has also paid MBCP $25 and issued warrants to purchase 75,000 shares of common stock at $.25 per share in connection with services rendered in connection with the bridge loans totalling $1,000 described in Note 8. Included in general and administrative expenses at December 31, 1994 are approximately $300 relating to this compensation.


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


        All debt converted to common stock of the Company during the three years ended December 31, 1996 was transacted with related parties (Note 8).


        Pursuant to employment agreements, the Company paid $110,000 and $120,000 to a shareholder in 1996 and 1995, respectively, to serve as President and Chairman of the Board (Note 13).

        Other non-interest bearing balances with related parties are as follows:

        Due from related parties:

                                                                      DECEMBER 31,
                                                                 1996             1995
                                                             -----------      -----------
        Inversiones Druma, S.A.                              $        10      $        45
        Former Chairman of the Board and shareholder                  16               48
                                                             $        26      $        93

Due to related parties:                                      DECEMBER 31,
                                                          1996        1995
                                                       ---------   ---------
        Hewster, S.A.                                  $   -       $    50
        Inversiones Druma, S.A.                            -           118
        Telectronic, S.A.                                 98           442
        Directors                                          -            38
        Shareholders                                      16            50
        MBCP                                               -            81
        General Manager                                   62             -

                                                       $ 176       $   779

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

        In addition, the Company has entered into the following related party transactions:


                                                                                 DECEMBER 31,
                                                                     1996            1995             1994
                                                               ------------     -----------      -----------
        Expense reimbursements to directors                    $         57     $         -      $         -
        Expense reimbursements to other shareholders                    166               -                -
        Consulting fees to directors                                     50              56                -
        Fixed asset installation and maintenance
         services provided by a company controlled
         by a shareholder                                                 -             150                -
        Interest paid to a company controlled by a
         shareholder                                                     86               -                -
        Communication services paid to a company
         controlled by a shareholder                                      -              31                -

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

INTERAMERICAS COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

--------------------------------------------------------------------------------


        The Company's deferred tax balances consist of the following:

                                                                                    DECEMBER 31,
                                                                              1996                1995
                                                                        ----------------    ----------------
        Deferred asset:
          Net operating loss carryforward                               $         2,081     $          1,036
        Deferred liability:
          Purchase accounting adjustments (VISAT)                                  (152)                (152)
                                                                        ---------------     ----------------
                                                                                  1,929                  884
        Valuation allowance                                                       1,929                 (884)
                                                                        ---------------     ----------------
                                                                        $             -     $              -
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

12.     Employee Stock Option Plan


        As discussed in Note 9, the Company established in 1994 a Long-term Incentive Plan (the "Plan") for key employees. The Company applies APB 25 and related interpretations in accounting for the Plan. The policy of the Company has been to grant options under the Plan at an exercise price equal to the estimated market value of the Company's common stock at the date of the grant, except for certain grants made in 1995 for which $12 was charged to expense in that year. Had compensation costs for the Company's Plan been determined based on the fair value at the grant dates of options granted consistent with the method of SFAS 123, the Company's loss and loss per share would have been increased to the proforma amounts indicated below:



                                                                                  1996               1995
                                                                           --------------     ---------------
        Net loss                  As Reported                              $       (4,762)    $       (2,873)
                                  Proforma                                         (7,596)            (4,375)

        Net loss per share        As Reported                                        (.32)              (.31)
                                  Proforma                                           (.51)              (.47)


INTERAMERICAS COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

--------------------------------------------------------------------------------

        The Company's Plan provides for the granting of non qualified stock options to officers and key employees. Under the terms of the Plan, options have a maximum term of ten years from the date of the grant. The options vesting period varies from full vesting upon issuance of options to one thirty sixth per month to the end of the option term. A summary of the Plan's activity is as follows:



                                   1996                       1995                            1994
                           ---------------------       ---------------------          -----------------------
                                        WEIGHTED                    WEIGHTED                         WEIGHTED
                                        AVERAGE                     AVERAGE                          AVERAGE
                                        EXERCISE                    EXERCISE                         EXERCISE
                           SHARES       PRICE          SHARES       PRICE             SHARES         PRICE
                           ------       --------       ------       --------          ------         --------
       Outstanding at
         beginning of
         year             1,565,000     $   2.03       605,000     $     2.13                 -      $       -
       Granted            2,060,000         2.52       960,000           1.96         1,405,000           2.04
       Exercised                  -            -             -              -                 -              -
       Cancelled                  -            -             -              -          (800,000)          1.96
                          ---------     --------     ---------     ----------         ---------      ---------
       Outstanding at
        end of year       3,625,000     $   2.31     1,565,000    $      2.03           605,000      $    2.13
                          =========     ========     =========    ===========         =========      =========
       Options
        exercisable
        at year-end       2,754,734     $   2.54     1,250,350    $      2.57           534,170      $    2.10


       The following table summarizes information about stock options outstanding at December 31, 1996:


                                 OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                          -------------------------------     -------------------------
                                        WEIGHTED AVERAGE
        EXERCISE          NUMBER        REMAINING              NUMBER          EXERCISE
        PRICE             OUTSTANDING   CONTRACTUAL LIFE       EXERCISABLE     PRICE
        --------          -----------   -----------------      -----------     --------
        $ .35               100,000            8                 100,000        .35
        $1.96               960,000            9                 860,000       1.96
        $2.25             1,025,000           10               1,025,000       2.25
        $2.35                35,000            8                  35,000       2.35
        $2.50               505,000            8                 401,400       2.50
        $2.81             1,000,000           10                 333,334       2.81
                          ---------      -------------         ---------
                          3,625,000            9 years         2,754,734
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

        Effective December 12, 1996 the Company entered into a one year lease agreement for its corporate offices in Miami, Florida.

        The following summarizes future minimum payments under non-cancelable operating lease agreements at December 31, 1996:

        1997                                         $      769
        1998                                                776
        1999                                                838
        2000                                                923
        2001                                              1,077
        2002-2003                                         1,941
                                                     ----------
                                                     $    6,324
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

                                 EXHIBIT INDEX


EXHIBIT                               DESCRIPTION
-------                               -----------

27.1                            Financial Data Schedule