Form 10QSB/A
period 1997-03-31
INTERAMERICAS COMMUNICATIONS CORP
filed 1998-08-13
CIK 850629

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



InterAmericas Communications Corporation
Condensed Consolidated Balance Sheets



                                                                           DEC. 31, 1996
                                                        MARCK 31, 1997       AUDITED
                                                          (Unaudited)      (As Restated)
                                                         (AS RESTATED)
                                                        --------------     -------------
                      ASSETS

CURRENT ASSETS
      Cash and cash equivalents                            $ 1,016,070      $   723,396
      Restricted cash                                          350,000                0
      Accounts receivable                                       42,887          113,277
      Other receivables                                         81,757           96,686
      Prepaid expenses                                         491,419          329,806
      Due from related parties                                 170,150           26,424
      Other current assets                                      69,046           38,236
                                                           -----------      -----------
           TOTAL CURRENT ASSETS                              2,221,329        1,327,825

OTHER NONCURRENT ASSETS
      Property and equipment, net                            4,327,024        3,956,130
      Intangible assets, net                                 9,441,877        9,567,107
      Other assets                                             126,869           42,333
                                                           -----------      -----------
      TOTAL ASSETS                                         $16,117,099      $14,893,395
                                                           ===========      ===========
       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Bank line of credit                                  $   350,000      $         0
      Accounts payable and
           accrued expenses                                  1,305,189        1,389,647
      Lease obligations, current                               138,605          114,308
      Other current liabilities                                388,048          171,303
                                                           -----------      -----------
           TOTAL CURRENT LIABILITIES                         2,181,842        1,675,258

OTHER LIABILITIES
      Convertible debentures                                 1,333,000                0
      Lease obligations, less current portion                  452,523          248,238
      Deferred income taxes                                    156,996          152,105
                                                           -----------      -----------
           TOTAL OTHER LIABILITES                            1,942,519          400,343
                                                           -----------      -----------
      TOTAL LIABILITIES                                      4,124,361        2,075,601

STOCKHOLDERS' EQUITY
      Preferred stock, $.001 par value, authorized
           10,000,000 shares, none issued                            0                0
      Common stock, $.001 par value, authorized
           50,000,000 shares, 16,152,518 issued
           and outstanding                                      16,153           16,153
      Additional paid in capital                            23,477,957       23,167,957
      Warrants                                                 167,000
      Accumulated deficit                                  (11,572,406)     (10,288,607)
      Cummulative translation adjustments                      (95,966)         (77,709)
                                                           -----------      -----------
           Total Stockholders' Equity                       11,992,738       12,817,794
                                                           -----------      -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $16,117,099      $14,893,395
                                                           ===========      ===========

              The accompanying notes are an integral part of these condensed consolidated financial statements.

InterAmericas Communications Corporation
Condensed Consolidated Statements of Operations (Unaudited)


                                                              Three Months Ended March 31
                                                             ------------------------------
                                                                 1997              1996
                                                            (AS RESTATED)     (AS RESTATED)
                                                             -----------       -----------
Sales                                                        $   324,168      $     58,468

Cost of Sales                                                   (316,377)         (159,685)
General and administrative expenses                           (1,093,731)         (489,499)
                                                             -----------      ------------
      LOSS FROM OPERATIONS                                    (1,085,940)         (590,716)
Interest income and other                                         17,901               592

Interest expense                                                (215,406)          (30,805)
                                                             -----------      ------------
      NET LOSS                                               $(1,283,445)     $   (620,929)
                                                             ===========      ============
      NET LOSS PER SHARE                                     $     (0.08)     $      (0.05)
                                                             ===========      ============
      WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              16,152,518        12,198,076
                                                             ===========      ============


              The accompanying notes are an integral part of these condensed consolidated financial statements.

InterAmericas Communications Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)



                                                                      Three Months Ended March 31
                                                                     -----------------------------
                                                                         1997              1996
                                                                    (AS RESTATED)     (AS RESTATED)
                                                                     -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                             $(1,283,445)     $   (620,929)
Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
           Amortization and depreciation expense                         278,440           111,672
           Benefit conversion interest, net
               of capitalized interest                                   178,000                 0
           Changes in assets and liabilities:
               Accounts receivable                                        70,390           (42,199)
               Other receivables                                          14,929
               Prepaid expenses                                         (161,613)
               Due from related parties                                 (143,726)
               Other current assets                                      (30,810)          (29,432)
               (Increase)/Decrease in other assets                       (79,645)            5,240
               Accounts payable and accrued expenses                     (84,458)         (648,772)
               Lease obligations, current                                 24,297                 0
               Other current liabilities                                 216,745                 0
                                                                     -----------       -----------
           NET CASH USED IN OPERATING ACTIVITIES                      (1,000,896)       (1,224,420)

CASH FLOWS FROM INVESTING ACTIVITES:
      Acquisition of equipment                                          (392,458)          (96,453)
      (Increase) in restricted cash                                     (350,000)                0
                                                                     -----------       -----------
           NET CASH USED IN INVESTING ACTIVITES:                        (742,458)          (96,453)
                                                                     -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Notes payable to Related Party                                           0         1,232,800
      Proceeds from credit agreements                                  2,054,285            83,142
      Issuance of Common Stock                                                 0         1,125,000
                                                                     -----------       -----------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                   2,054,285         2,440,942
                                                                     -----------       -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                310,931         1,120,069
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  (18,257)           12,498
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         723,396            57,000
                                                                     -----------       -----------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 1,016,070       $ 1,189,567
                                                                     ===========       ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
      CONVERSION OF NOTES PAYABLE TO EQUITY                                            $ 1,985,627
                                                                                       ===========
      RESTRICTED CASH RECEIVED FROM BANK LINE OF CREDIT              $   350,000
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

     During October 1997 and August 1998 the Company amended certain financial information as reported on its March 31, 1997 Form 10-QSB. A summary of the original and amended unaudited financial information and a description of the related impact of the Company's statement of operations follows:

                                                 ($000's)           ($000's)
                                               THREE MONTHS       THREE MONTHS
                                                   ENDED              ENDED
                                                  MARCH 31,          MARCH 31,
                                                    1996               1997
                                               ------------       ------------
Revenues .................................        $   58             $   324
Loss from Operations .....................          (591)             (1,085)
Net loss, as amended .....................        $ (621)            $(1,283)
                                                  ======             =======
Net basic and diluted loss per
 share, as amended .......................        $(0.05)            $ (0.08)
                                                  ======             =======
General and administrative
 expenses ................................
Depreciation expense .....................           110 (a)
Interest expense .........................                               178 (b)
Amortization expenses ....................                                58 (c)
                                                  ------             -------
Net loss, as originally reported .........        $ (511)            $(1,047)
                                                  ======             =======
Net basic and diluted loss per
 share, as originally reported ...........        $(0.04)            $ (0.06)
                                                  ======             =======
----------------
(a) Reflects (i) adjustment identified in the fourth quarter of 1996 to provide depreciation on assets placed in use during the first quarter of 1996, for which depreciation initially had not commenced until the second quarter of 1996.

(b) Reflects additional interest identified in the fourth quarter of 1997 related to the beneficial conversion feature inherent in the 7% Convertible Debentures issued in February 1997 (see Note 4). Of the total adjustment of $310, the amount of $132 was capitalized as part of the Company's fiber optic network.

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


         The Company's selling, general and administrative expenses ("SG&A") for the three months ended March 31, 1997 were $1,093,731 as compared to $489,499 for the three months ended March 31, 1996. This increase of approximately $604,232, was primarily attributable to an increase in the number of personnel at Hewster, additional marketing expenses related to the Chilean fiber optic network and corporate expenses related to financing and business development opportunities. Mr. Northland, the Company's new CEO, continues to emphasize the importance of controlling all costs, especially SG&A, even though the Company is growing rapidly.


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

INTERAMERICAS COMMUNICATIONS CORP.

/s/ Patricio E. Northland                                       5/14/97
------------------------------------------------        ---------------
Patricio E. Northland                                   Date
President, Chairman of the Board and Chief
Executive Officer

/s/ Douglas G. Geib II                                          5/14/97

------------------------------------------------        ---------------
Douglas G. Geib II                                      Date
Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                          DESCRIPTION
-------                          ------------
27                               Financial Data Schedule