Form 10QSB/A
period 1997-06-30
INTERAMERICAS COMMUNICATIONS CORP
filed 1998-08-13
CIK 850629

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

INTERAMERICAS COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS



                                                                             JUNE 30, 1997 DEC. 31, 1996
                                                                              (UNAUDITED)     AUDITED
                                                                             (AS RESTATED)  (AS RESTATED)
                                                                              -----------   -----------
                                       ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                               $   393,545   $   723,396
      Restricted bank deposits                                                    853,050             0
      Accounts receivable                                                          44,566       113,277
      Other receivables                                                            30,282        96,686
      Prepaid expenses                                                            454,037       329,806
      Due from related parties                                                     44,314        26,424
      Other current assets                                                         98,516        38,236
                                                                              -----------   -----------
           TOTAL CURRENT ASSETS                                                 1,918,310     1,327,825
      Property and equipment, net                                               5,661,662     3,956,130
      Intangible assets, net                                                    9,315,716     9,567,107
      Deferred financing costs and other                                          480,687        42,333
                                                                              -----------   -----------
      TOTAL ASSETS                                                            $17,376,375   $14,893,395
                                                                              ===========   ===========
                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Bank line of credit                                                     $   921,101   $         0
      8% Convertible debentures                                                 1,974,000             0
      Accounts payable and accrued expenses                                       909,017       973,434
      Due to related parties                                                      297,191       416,213
      Lease obligations, current                                                   88,308       114,308
      Other current liabilities                                                   340,323       171,303
                                                                              -----------   -----------
           TOTAL CURRENT LIABILITIES                                            4,529,940     1,675,258
      7% Convertible debentures                                                 1,347,000             0
      Lease obligations, less current portion                                     455,541       248,238
      Deferred income taxes                                                       152,105       152,105
                                                                              -----------   -----------
      TOTAL LIABILITIES                                                         6,484,586     2,075,601
                                                                              -----------   -----------
COMMITMENT AND CONTINGENCIES                                                            0             0
                                                                              -----------   -----------
STOCKHOLDERS' EQUITY
      Preferred stock, $.001 par value, authorized
           10,000,000 shares, none issued                                               0             0
      Common stock, $.001 par value, authorized
           50,000,000 shares, 16,152,518
           issued and outstanding at June 30, 1997
           and December 31, 1997                                                   16,153        16,153
      Additional paid in capital                                               23,977,957    23,167,957
      Warrants                                                                    198,000             0
      Accumulated deficit                                                     (13,170,349)  (10,288,607)
      Cumulative translation adjustments                                         (129,972)      (77,709)
                                                                              -----------   -----------
           Total Stockholders' Equity                                          10,891,789    12,817,794
                                                                              -----------   -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $17,376,375   $14,893,395
                                                                              ===========   ===========

INTERAMERICAS COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                     SIX MONTHS ENDED JUNE 30       THREE MONTHS ENDED JUNE 30
                                                   ----------------------------    ----------------------------
                                                       1997            1996             1997            1996
                                                   (AS RESTATED)   (AS RESTATED)   (AS RESTATED)   (AS RESTATED)
                                                   ------------    ------------    ------------    ------------
Sales                                              $    585,484    $    112,921    $    261,316    $     54,453
                                                   ------------    ------------    ------------    ------------
Operating expenses:
    Cost of sales                                       667,739         373,203         351,362         213,518
    Selling, general and administrative expenses      1,753,715       1,080,729         938,422         702,902
    Depreciation and amortization                       548,334         305,793         269,895         194,121
                                                   ------------    ------------    ------------    ------------
                                                      2,969,788       1,759,725       1,559,679       1,110,541
                                                   ------------    ------------    ------------    ------------
    LOSS FROM OPERATIONS                             (2,384,304)     (1,646,804)     (1,298,363)     (1,056,088)
Interest income and other                                33,584          13,759          15,683          13,167
Interest expense                                       (530,668)        (77,937)       (315,264)        (47,132)
                                                   ------------    ------------    ------------    ------------
    NET LOSS                                       $ (2,881,388)   $ (1,710,982)   $ (1,597,944)   $ (1,090,053)
                                                   ============    ============    ============    ============
    NET LOSS PER SHARE                             $      (0.18)   $      (0.13)   $      (0.10)   $      (0.08)
                                                   ============    ============    ============    ============
    WEIGHTED AVERAGE COMMON
         SHARES OUTSTANDING                          16,152,518      13,423,891      16,152,518      13,799,150
                                                   ============    ============    ============    ============

INTERAMERICAS COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)




                                                           ADDITIONAL
                                         TRANSLATION     COMMON STOCK         PAID IN    ACCUMULATED    CUMULATIVE
                                           WARRANTS    SHARES    AMOUNT       CAPITAL     DEFICIT       ADJUSTMENT
                                          ----------  -------- -----------  ------------ ----------    ------------
Balances at December 31, 1996
 (as restated)                            16,152,518  $16,153  $23,167,957  $(10,288,961) $(77,709)

Issuance of warrants to
purchase Common Stock                                             $198,000

Beneficial conversion features
related to Convertible Debentures                     810,000

Currency translation adjustment                                     (52,263)

Net loss                                                         (2,881,388)
                                           ----------   ------   -----------  ------------  ---------  ---------
Balances at June 30, 1997 (as restated)    16,152,518  $16,153   $23,977,957  $(13,170,349) $(129,972) $198,000
                                           ==========  =======   ===========  ============= ========== =========


                                                           TOTAL
                                                        ----------
Balances at December 31, 1996
  (as restated)                                        $ 12,817,434

Issuance of warrants to purchase
      Common Stock                                          198,000

Beneficial conversion features related
      to Convertible Debentures                             810,000

Currency translation adjustment                             (52,263)

Net loss                                                 (2,881,388)
                                                        -----------

Balances at June 30, 1997 (as restated)                $ 10,891,789
                                                        ===========

INTERAMERICAS COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                   SIX MONTHS ENDED JUNE 30
                                                                 ---------------------------
                                                                     1997           1996
                                                                (AS RESTATED)   (AS RESTATED)
                                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                         $(2,881,388)   $(1,710,982)
Adjustments to reconcile net loss to net cash
      used in operating activities:
          Depreciation and amortization                              548,334        305,793
          Amortization of deferred financing costs
              and original issue discounts                            54,840              0
          Beneficial conversion features                             810,000              0
          Capitalized interest related to network construction      (500,000)             0
          Noncash consulting expense                                                 73,333
          Imputed interest  on related party debt                                    36,457
          Changes in assets and liabilities:
              Accounts receivable                                     68,711        (57,259)
              Other receivables                                       66,404          7,000
              Prepaid expenses                                      (124,231)       (61,806)
              Due from related parties                               (17,890)        53,446
              Other current assets                                   (60,280)        (1,070)
              Accounts payable and accrued expenses                  (64,417)       322,770
              Due to related parties                                (119,022)       182,200
              Lease obligations, current                             (26,000)             0
              Other current liabilities                              169,020          8,246
                                                                 -----------    -----------
          NET CASH USED IN OPERATING ACTIVITIES                   (2,049,919)      (841,872)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Net additions to property and equipment                     (1,502,829)       (90,870)
                                                                 -----------    -----------
          NET CASH USED IN INVESTING ACTIVITIES:                  (1,502,829)       (90,870)
                                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

      Issuance of common stock                                             0      7,432,403
      Net proceeds from issuance of notes payable                          0        737,070
      Proceeds from issuance of convertible debentures
          net of original issue discount                           3,500,000              0
      Deferred financing and related costs                          (474,194)       (94,663)
      Proceeds from bank line of credit net of
          restricted bank deposits                                    68,051              0
      Net proceeds from lease obligations                            181,303              0
                                                                 -----------    -----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                3,275,160      8,074,810
                                                                 -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                           (277,588)     7,142,068

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                               (52,263)        90,563

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     723,396         57,000
                                                                 -----------    -----------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $   393,545    $ 7,289,631
                                                                 ===========    ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

      RESTRICTED BANK DEPOSITS FROM BANK LINE OF CREDIT          $   853,050
                                                                 ===========
      WARRANTS ISSUED FOR ORIGINAL ISSUE DISCOUNTS               $   198,000
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

         During August 1998, the Company restated its financial statements to reflect the effect of revising the price per share of Company common stock issued in connection with the May 1996 acquisition of Resetel form $2.25 to
45.99 per share. The revised price per share is based on the average closing price of the Company's common stock for the period of 14 days before and after the date the terms of the acquisition were announced. The effect of the change in price per share increased the reported purchase price from approximately $2,800 to $7,500.


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

         During October 1997 and August 1998 the Company amended certain financial information as reported on its June 30, 1997 and 1996 Form 10-QSB. A summary of the original and amended unaudited financial information and a description of the related impact of the Company's statement of operations follows:

                                                ($000's)          ($000's)
                                               SIX MONTHS        SIX MONTHS
                                                  ENDED             ENDED
                                                JUNE 30,           JUNE 30,
                                                  1997               1996
                                               ----------       -------------
Revenues .................................      $    585         $       113
Loss from Operations .....................        (2,384)             (1,646)
Net loss, as amended .....................      $ (2,881)        $    (1,711)
                                                ========         ===========
Net basic and diluted loss per
 share, as amended .......................      $  (0.18)        $     (0.13)
                                                ========         ===========
General and administrative
 expenses ................................                               247 (a)
Depreciation expense .....................                               240 (a)
Interest expense .........................                                36 (a)
Amortization expenses ....................           116 (b)              64 (b)
                                                --------         -----------
Net loss, as originally reported .........      $ (2,765)        $     1,124
                                                ========         ===========
Net basic and diluted loss per
 share, as originally reported ...........      $  (0.17)        $     (0.08)
                                                ========         ===========
----------------
(a) Reflects (i) adjustement identified in the fourth quarter of 1996 to provide depreciation on assets placed in use during the first quarter of 1996, for which depreciation initially had not commenced until the second quarter of 1996 and (ii) adjustments for various expenses and costs identified by the Company in the fourth quarter of 1996 as relating to earlier 1996 quarters.

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

INTERAMERICAS COMMUNICATIONS CORP.

/s/ Patricio E. Northland                                                8/19/97
------------------------------------------------------------        ------------
Patricio E. Northland                                                       Date
President, Chairman of the Board and Chief Executive Officer

/s/ Douglas G. Geib II                                                   8/19/97
------------------------------------------------------------        ------------
Douglas G. Geib II                                                          Date
Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                          DESCRIPTION
-------                          -----------
27                               Financial Data Schedule