Form 10QSB/A
period 1997-09-30
INTERAMERICAS COMMUNICATIONS CORP
filed 1998-08-13
CIK 850629

FORM 10-QSBA


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

                     PERIOD FROM                    TO


                       Commission file number 0-25194


                    INTERAMERICAS COMMUNICATIONS CORPORATION
       (Exact Name of Small Business Issuer as Specified in Its Charter)

                  Texas                                   87-0464860
     (State or Other Jurisdiction of          (IRS Employer Identification No.)
      Incorporation or Organization)


                2600 Douglas Road
              Coral Gables, Florida                             33134
     (Address of Principal Executive Offices)               (Zip Code)

                                 (305) 448 4422
                (Issuer's Telephone Number, Including Area Code)


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


This amendment is being filed to reflect 850,000 shares of the Company's common stock issued to certain officers during October 1997 as not outstanding as of September 30, 1997. The Company was legally liable at September 30, 1997 to issue such shares of its Common Stock, as such the fair value of such shares has been reflected as accrued compensation expense at September 30, 1997.

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

                    INTERAMERICAS COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                  (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)


                                                             SEPTEMBER 30,      DECEMBER 31,
                                                                 1997               1996
                                                              (AS RESTATED)    (AS RESTATED)
                                                              -----------      -------------
                                                              (UNAUDITED)        (AUDITED)
ASSETS
Current assets:
  Cash and cash equivalents...............................    $      299          $    723
  Restricted bank deposits................................           164                --
  Accounts receivable.....................................            76               113
  Other receivables.......................................            80                97
  Prepaid expenses........................................           467               330
  Due from related parties................................            27                26
  Other current assets....................................            29                38
                                                              ----------          --------
          Total current assets............................         1,142             1,327
Property and equipment at cost, net.......................         5,956             3,956
Intangible assets, net....................................         9,189             9,568
Deferred financing and offering costs.....................         1,797                42
                                                              ----------          --------
          Total assets....................................    $   18,084          $ 14,893
                                                              ==========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank lines of credit and Bridge Notes...................    $    1,407          $     --
  8% Convertible debentures...............................           532                --
  7% Convertible debentures...............................           861                --
  Accounts payable........................................         2,700               299
  Accrued expenses........................................         2,620               674
  Due to related parties..................................            47               416
  Lease obligations, current..............................            45               114
  Other current liabilities...............................            85               171
                                                              ----------          --------
          Total current liabilities.......................         8,297             1,674
Lease obligations, less current portion...................           463               248
Deferred income taxes.....................................           152               152
                                                              ----------          --------
          Total liabilities...............................         8,912             2,074
                                                              ----------          --------
Commitments and contingencies.............................            --                --
                                                              ----------          --------
Stockholders' equity
  Preferred stock, $.001 par value, authorized 10,000,000
     shares, none issued
  Common stock, $.001 par value, authorized 50,000,000 shares, issued and outstanding as of December 31, 1996 and September 30, 1997,
     16,152,518 and 18,134,300 Shares, respectively.......            19                16
  Additional paid in capital..............................        29,363            23,168
  Warrants................................................           298                --
  Accumulated deficit.....................................       (20,356)          (10,287)
  Cumulative translation adjustments......................          (152)              (78)
                                                              ----------          --------
          Total stockholders' equity......................         9,172            12,819
                                                              ----------          --------
          Total liabilities and stockholders' equity......    $   18,084          $ 14,893
                                                              ==========          ========


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                    INTERAMERICAS COMMUNICATIONS CORPORATION

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)

                                            NINE MONTHS ENDED         THREE MONTHS ENDED
                                               SEPTEMBER 30,             SEPTEMBER 30,
                                         -----------------------    -----------------------
                                            1997         1996          1997          1996
                                        (AS RESTATED)(AS RESTATED) (AS RESTATED) (AS RESTATED)
                                         ----------   ----------    ----------    ----------
                                                                         (UNAUDITED)
Sales................................   $      853    $      477    $      268   $      364

Operating expenses:
  Cost of sales......................          942           618           274          245
  Selling, general and administrative
     expenses........................        7,651         2,154         5,897        1,073
  Depreciation and amortization......          834           616           285          309
                                        ----------    ----------    ----------   ----------
                                             9,427         3,388         6,456        1,627
                                        ----------    ----------    ----------   ----------
Loss from operations.................       (8,574)       (2,911)       (6,188)      (1,264)
Interest expense.....................       (1,543)          (96)       (1,012)         (18)
Interest income......................           48            36            15           22
Other income (expense)...............           --           (10)           --          (10)
                                        ----------    ----------    ----------   ----------
Net loss.............................   $  (10,069)   $   (2,981)   $   (7,185)  $   (1,270)
                                        ==========    ==========    ==========   ==========
Net loss per share...................   $     (.61)   $     (.20)   $     (.44)  $     (.08)
                                        ==========    ==========    ==========   ==========
Weighted average common shares
  outstanding........................   16,123,074    14,345,509    16,064,184   16,152,518
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

                    INTERAMERICAS COMMUNICATIONS CORPORATION

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                  (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)

                                              COMMON STOCK       ADDITIONAL                 CUMULATIVE       ACCRUED
                                          --------------------    PAID-IN     ACCUMULATED   TRANSLATION   DISTRIBUTIONS
                                            SHARES     AMOUNTS    CAPITAL       DEFICIT     ADJUSTMENTS   AND WARRANTS     TOTAL
                                          ----------   -------   ----------   -----------   -----------   -------------   -------

Balances at December 31, 1996
  (as restated) ........................  16,152,518     $ 16     $23,168      $(10,287)       $ (78)        $    --      $12,819
Warrants to purchase common stock.......          --       --          --            --           --             298          298
Beneficial conversion features related
  to convertible debentures.............          --       --         810            --           --              --          810
Currency translation adjustment.........          --       --          --            --          (74)             --          (74)
Conversion of debt......................   1,101,782        1       1,993                                                   1,994
Stock issued to certain officers and
  former directors......................     500,000        1       2,301                                                   2,302
Stock issued for financial assistance
  and extinguishment of liability to
  related parties.......................     380,000        1       1,091                                                   1,092
Net loss................................          --       --          --       (10,069)          --              --      (10,069)
                                          ----------     ----     -------      --------        -----         -------      -------
Balances at September 30, 1997
  (as restated) ........................  18,134,300     $ 19     $29,363      $(20,356)       $(152)        $   298      $ 9,172
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

                    INTERAMERICAS COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)


                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                        ------------------
                                                         1997       1996
                                                        -------    -------
                                                            (UNAUDITED)
                                                           (AS RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.........................................    $(10,069)   $(2,981)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization expense..........         834        616
    Amortization of deferred financing costs and
      original issue discounts.....................          91        216
    Beneficial conversion features on convertible
      debentures...................................         810         --
    Capitalized interest related to network
      construction.................................        (600)        --
    Non-cash compensation and consulting expense...       4,640         --
    Financial assistance exchanged for
      common stock.................................         852         --
    Changes in assets and liabilities:
      Accounts receivable..........................          37       (272)
      Due from related parties.....................          (1)        --
      Other receivables............................          17         --
      Prepaid expenses.............................        (137)        --
      Other current assets.........................           9       (127)
      Accounts payable and accrued expenses........         297       (950)
      Due to related parties.......................        (129)        --
      Other current liabilities....................         (86)        27
                                                        -------    -------
         Cash used in operating activities.........      (3,435)    (3,471)
                                                        -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment...............      (1,855)      (334)
  Acquisition of Visat.............................          --         --
  Acquisition of Hewster...........................          --     (1,500)
                                                        -------    -------
         Cash used in investing activities.........      (1,855)    (1,834)
                                                        -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock.........................          --      7,443
  Proceeds from issuance of convertible
    debentures.....................................       3,500         --
  Net proceeds from issuance of notes payable
    and Bridge Notes ..............................         950        203
  Deferred financing and offering costs............                     51
  Proceeds from bank line of credit, net of
    restricted bank deposits.......................         343         --
  Proceeds from leasing obligations................         147         --
                                                        -------    -------
         Cash provided by financing activities.....       4,940      7,697
                                                        -------    -------
Net increase (decrease) in cash and cash

  equivalents......................................        (350)     2,392
Effect of exchange rate changes on cash............         (74)        57
Cash and cash equivalents at beginning of year.....         723         57
                                                        -------    -------
Cash and cash equivalents at end of period.........     $   299    $ 2,506
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

         During October 1997 and August 1998 the Company amended certain financial information as reported on its September 30, 1997 and 1996 Form 10-QSB. A summary of the original and amended unaudited financial information and a description of the related impact of the Company's statement of operations follows:

                                            NINE MONTHS         NINE MONTHS
                                               ENDED               ENDED
                                           SEPTEMBER 30,       SEPTEMBER 30,
                                                1997                1996
                                           -------------      ---------------
Revenues .................................   $     853           $      477
Loss from Operations .....................      (8,574)              (2,911)
Net loss, as amended .....................   $ (10,069)          $   (2,981)
                                             =========           ==========
Net basic and diluted loss per
 share, as amended .......................   $   (0.61)          $    (0.21)
                                             =========           ==========
General and administrative
 expenses ................................                              247 (a)
Depreciation expense .....................                              240 (a)
Interest expense .........................                               36 (a)
Amortization expenses ....................         176 (b)              122 (b)
                                             ---------           ----------
Net loss, as originally reported .........   $  (9,893)          $   (2,336)
                                             =========           ==========
Net basic and diluted loss per
 share, as originally reported ...........   $   (0.61)          $    (0.16)
                                             =========           ==========
----------------
(a) Reflects (i) adjustment identified in the fourth quarter of 1996 to provide depreciation on assets placed in use during the first quarter of 1996, for which depreciation initially had not commenced until the second quarter of 1996 and (ii) adjustments for various expenses and costs identified by the Company in the fourth quarter fo 1996 as relating to earlier 1996 quarters.

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

NAME                                                          MARKET           DATE OF ACQUISITION
-----                                                         ------           -------------------
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

     DEPRECIATION AND AMORTIZATION. The Company's depreciation and amortization expenses were $834,000 for the nine months ended September 30, 1997 as compared to $518,000 for the nine months ended September 30, 1996. This increase of approximately $316,000 was primarily attributable to an increase in amortization expense related to the intangible assets purchased in the acquisitions of Resettle and Hester.

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


     DEPRECIATION AND AMORTIZATION. The Company's depreciation and amortization expenses were $285,000 for the three months ended September 30, 1997 as compared to $251,000 for the three months ended September 30, 1996. This increase of approximately $34,000 was primarily attributable to an immaterial refinement in the Company's estimates for depreciation.


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

LIQUIDITY AND CAPITAL RESOURCES


     Since inception, the Company has been primarily engaged in start-up activities requiring substantial expenditures. Consequently, the Company has reported losses from operations, before interest, of approximately $2.2 million, $2.5 million and $4.5 million for the years ended December 31, 1994, 1995 and 1996, respectively, as well as a loss from operations, before interest, for the nine months ended September 30, 1997 of approximately $8.4 million. In addition, the Company has reported cash used in investing activities of approximately $2.0 million, $1.2 million and $3.0 million for the years ended December 31, 1994, 1995 and 1996, respectively, as well as cash used in investing activities for the nine months ended September 30, 1997 of approximately $1.9 million. Cash used in investing activities related primarily to the purchase of property and equipment and the acquisitions of Visat and HSA. Further development of the Company's business and the expansion of its fiber optic networks, service offerings and customer base will require significant additional expenditures, and the Company expects that it will have significant operating losses and net cash outflows from operating and investing activities in the foreseeable future.


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


/s/ Patricio E. Northland                                               7/  /98
------------------------------------------------------------        ------------
Patricio E. Northland                                               Date
President, Chairman of the Board and Chief Executive Officer

/s/ Douglas G. Geib II                                                  7/  /98
------------------------------------------------------------        ------------
Douglas G. Geib II                                                  Date
Chief Financial Officer

                                 EXHIBIT INDEX


      EXHIBIT                         DESCRIPTION
      -------                         -----------

         27       Financial Data Schedule