Form 10KSB/A
period 1997-12-31
INTERAMERICAS COMMUNICATIONS CORP
filed 1998-08-13
CIK 850629

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

                         Commission file number 0-25194

                    INTERAMERICAS COMMUNICATIONS CORPORATION
-------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                Texas                                       87-0464860
------------------------------------           --------------------------------

(State or other jurisdiction of                   (IRS Employer Identification
incorporation or organization)                                Number)

            2600 Douglas Road, Suite 501, Coral Gables, Florida 33134
 ------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                    Issuer's telephone number: (305) 448-4422

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
       Title of Each                                Class on Which Registered
    -------------------                             --------------------------
           None                                               None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.001
                                (Title of class)

                          Common Stock Purchase Rights
                                (Title of class)

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


         The aggregate market value at August 11, 1998 of the Registrant's shares of Common Stock, $.001 par value (based upon the closing price of $2.31 per share of such shares on the Nasdaq SmallCap Market), held by non-affiliates of the Registrant was approximately $38,194,233. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

         At August 12, 1998, there were outstanding 19,084,300 shares of the Registrant's Common Stock.


         Transitional Small Business Disclosure Format (check one): Yes / /
No /X/

                                EXPLANATORY NOTE

         The Registrant hereby amends and restates in its entirety the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997.


         During August 1998, the Company restated its December 31, 1997 and 1996 annual financial statements and second and third quarter 1996 and all 1997 quarterly unaudited financial statements to reflect the effect of revising the price per share of Company common stock issued in connection with the May 1996 acquisition of Resetel from $2.25 to $5.99 per share. The revised price per share is based on the average closing price of the Company's common stock for the period of 14 days before and after the date the terms of the acquisition were announced. The previously recorded purchase price was based on the Company's March 1996 private placement.

                                TABLE OF CONTENTS

                                                                           PAGE

PART I

Item 1     Description of Business..........................................  1

Item 2     Description of Property.......................................... 28

Item 3     Legal Proceedings................................................ 28

Item 4     Submission of Matters to a Vote of Security Holders.............. 28


PART II

Item 5     Market for Common Equity and Related Stockholder Matters......... 28

Item 6     Management's Discussion and Analysis
           Of Financial Condition and Results of Operations................. 29

Item 7     Financial Statements............................................. 40

Item 8     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................... 40

PART III

Item 9     Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act................ 40

Item 10    Executive Compensation........................................... 42

Item 11    Security Ownership of Certain Beneficial Owners and Management... 45

Item 12    Certain Relationships and Related Party Transactions............. 45

Item 13    Exhibits, Financial Statement Schedules and Reports on Form 8-K.. 49

                                     PART I


     THE FOLLOWING SUMMARY IS QUALIFIED IN ITS ENTIRETY BY THE DETAILED INFORMATION, INCLUDING RISK FACTORS AND FINANCIAL STATEMENTS AND NOTES THERETO, LOCATED ELSEWHERE IN THIS PROSPECTUS. CERTAIN OF THE INFORMATION CONTAINED IN THIS SUMMARY AND ELSEWHERE IN THIS PROSPECTUS, INCLUDING INFORMATION WITH RESPECT TO THE COMPANY'S PLANS AND STRATEGY FOR ITS BUSINESS, ACQUISITIONS AND RELATED FINANCINGS, ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS, INCLUDING THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, THERE CAN BE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH EXPECTATIONS ("CAUTIONARY STATEMENTS") ARE DISCLOSED IN THIS PROSPECTUS, INCLUDING, WITHOUT LIMITATION, THE INFORMATION UNDER "RISK FACTORS," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "BUSINESS." ALL SUCH FORWARD-LOOKING STATEMENTS ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS. ASUSED HEREIN, THE TERM "LATIN AMERICA" MEANS CENTRAL AMERICA, SOUTH AMERICA AND MEXICO. EXCEPT AS OTHERWISE INDICATED, ALL DOLLAR AMOUNTS ARE EXPRESSED IN UNITED STATES DOLLARS AND REFERENCES TO "DOLLARS" AND "$" ARE TO UNITED STATES DOLLARS. SEE "GLOSSARY OF DEFINED TERMS," FOR DEFINITIONS OF CERTAIN TECHNICAL TELECOMMUNICATIONS AND INDUSTRY TERMS USED HEREIN WHICH ARE CAPITALIZED.



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


     In May 1996, the Company acquired an operating company in Lima, Peru which holds one of only two local concessions that compete with Telefonica to provide local private line voice and data services. The Company intends to expand its existing service offerings to provide local public switched telephony upon the planned 1999 liberalization of Peru's telecommunications markets. The Company also intends to apply for a concession to provide public switched long distance services as regulation permits. The Company currently offers high speed data transmission services on a private line basis, including area network interconnection, remote terminal access, dedicated channels for access to the Internet and voice services on a private line basis. The Company's services are provided through its 230 kilometer digital fiber optic network in Lima, Peru, which the Company intends to expand to approximately 400 kilometers. When completed, the Company's fiber optic network will extend throughout the major commercial and industrial districts of Lima and the port city of Callao (combined population of 7.5 million). The Company anticipates substantial completion of its ATM network in Peru, including last mile connections to approximately 150 buildings before the end of 1998. The Company believes that its planned fiber optic network expansion and early implementation of private line and value-added services prior to the scheduled expiration of Telefonica's exclusive concession for public switched local and long distance services in July 1999 will enable the Company to develop a strong customer base and network presence.

     In Chile, the Company currently holds concessions to provide (i) voice and data transmission services and value-added services on a private line basis and
(ii) public switched domestic and international long distance services. The Company also maintains a concession to own and operate satellite earth stations throughout Chile and anticipates being granted in the fourth quarter of 1998 a concession to provide local public switched telephony services in Santiago. The Company currently provides similar services to those offered in Peru, as well as (i) private line remote analog digital telephone access and digital links for PBX to PBX connections, (ii) local and wide area network design and engineering and (iii) systems installation, integration and support services. The Company's services are provided through its 120 kilometer digital fiber optic network which currently extends through most of Santiago's downtown business district and the outlying industrial park and airport corridors. With the completion of last mile connections to approximately 150 buildings, scheduled for the end of 1998, and approval of a local telephony concession, the Company believes that it will be able to substantially broaden its product and service offerings and significantly increase its revenues in Chile.


     In December 1997, the Company acquired Iusatel Chile, S.A. (currently operating under a new name--FirstCom Long Distance S.A.), a company located in Santiago, Chile, which provides domestic and international long distance services. FirstCom Long Distance's long distance traffic is switched and transported, in part, through its own gateway switch and satellite earth station, as well as through interconnections with other Chilean long distance carriers. The Company believes that the acquisition of FirstCom Long Distance will enable the Company to: (i) provide long distance services to its existing corporate customers; (ii) bundle a variety of service offerings, including long distance and data services, to attract additional customers; and (iii) access the approximately $178.2 million Chilean international long distance market.


     Local and long distance telecommunications revenues in Peru were approximately $885.5 million in 1996 and are estimated by Pyramid to increase to approximately $1.9 billion in the year 2000, representing a compound annual growth rate of 21%. Local and long distance telecommunications revenues in Chile were approximately $1.1 billion in 1996 and are estimated by the Pyramid to increase to approximately $2.2 billion in the year 2000, representing a compound annual growth rate of 16%.


     Upon completion of its anticipated upgrades, scheduled for the end of 1998, all of the Company's existing and planned fiber optic networks will employ ATM transmission technology with centralized network monitoring control and maintenance. The Company believes its networks allow it to provide its customers with uniform, reliable, high quality services which are competitive with or exceed those services provided by former PTTs and other carriers in the markets in which it operates.


     While the Company only recently commenced its current operations, the Company's customers already include, among others, Xerox de Chile S.A., Autorentas del Pacifico (Hertz) Ltda, and Nike de Chile S.A. in Chile and Sony Music Entertainment Peru S.A., Banco Interbank and one ISP in Peru. Upon the substantial completion of its networks, including last mile connections to 150 buildings in each of Peru and Chile scheduled for the end of 1998, the Company will be able to market aggressively its service offerings to additional business customers and other telecommunications carriers. The Company also believes that dedicated access to ISPs will represent a significant source of new customer relationships in both Chile and Peru because of the anticipated rapid increase in the number of Internet users throughout Latin America.

BUSINESS STRATEGY



     The Company's goal is to become a leading provider of high bandwidth telecommunications services to business and other high volume users and carriers operating in key Latin American business centers. The Company follows a regional business strategy in Latin America as set forth below. The Company has modified this strategy to adapt to the specific economic and regulatory environments of each market in which the Company operates. The Company's ability to implement its business strategy may be affected by a number of factors including among others, the following: general national and international economic and business conditions, as well as conditions in the regions in which the Company operates; demographic change; existing government regulations and changes in, or the failure to comply with, government regulations; competition; the loss of any significant customers; changes in business strategy or development plans; technological developments; the ability to attract and retain qualified personnel; the significant indebtedness of the Company; the availability and terms of capital to fund the expansion of the Company's business; and other factors referenced in this Prospectus. Each of these factors is, to a large extent, subject to economic, financial, competitive, regulatory and other factors, many of which are beyond the Company's control. Accordingly, there can be no assurance that the Company will successfully implement its business strategy, in whole or in part. The Company's viability, profitability and growth depend upon the successful implementation of its business plan.



FOCUS ON KEY MARKETS IN LATIN AMERICA


     The Company believes that the size and growth potential of key Latin American business centers coupled with the ongoing liberalization of the telecommunications markets throughout the region offer the Company considerable growth opportunities. The Company intends to build upon its existing operations and expertise and expand the geographic reach and density of its existing networks as well as enter additional key Latin American business centers that have (i) a significant level of unsatisfied demand for high quality, state-of-the art telecommunications services, (ii) a favorable regulatory environment and (iii) significant projected economic growth.


ENTER MARKETS EARLY


     The Company seeks to enter markets where it can construct or acquire fiber optic networks and offer telecommunications services in advance of full market liberalization. The Company has already implemented this strategy in Lima, Peru where it is one of the first companies to have established a telecommunications system prior to the liberalization of Peru's telecommunications markets in August 1998. The Company believes that this early entry into the Lima market will enable the Company to establish strong business relationships with its targeted customers prior to onset of widespread competition.


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

TARGET BUSINESS CUSTOMERS AND TELECOMMUNICATIONS CARRIERS


     The Company's strategy is to target business customers and telecommunications carriers in key Latin American business centers. These customers are typically located in major metropolitan areas, require high reliability, high volume data transmission and voice capabilities and, in the case of telecommunications carriers, very large capacity to interconnect POPs. In addition, many of the Company's existing and targeted customers have operations in more than one key Latin American business center in which the Company currently operates or may operate in the future. The Company believes that by targeting customers with multiple geographic locations it will achieve operating synergies through the reduction of advertising and other related costs.


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


SENIOR NOTE OFFERING



     On October 27, 1997, the Company consummated the Senior Note Offering of 150,000 units pursuant to Rule 144A and Regulation S under the Securities Act, consisting of (i) $150.0 million aggregate principal amount of 14% Senior Notes due October 27, 2007 and (ii) 5,250,000 Unit Warrants to purchase an aggregate of 5,250,000 shares of Common Stock, at an exercise price of $4.40 per share. The Senior Note Offering resulted in net proceeds to the Company of approximately $142.5 million. The Units were originally issued and sold by the Company in a transaction which was exempt from the registration requirements of the Securities Act. The Company has filed a Form S-4 and Form S-1 Registration Statements with the SEC to register under the Securities Act (i) New Notes which contain substantially identical terms as the Senior Notes and are being offered in exchange for the Senior Notes and (ii) the Common Stock underlying the Unit Warrants, respectively. The form and terms of the New Notes are the same as the form and terms of the Existing Notes for which they may be exchanged, except that the New Notes will have been registered under the Securities Act, and hence the New Notes will not bear legends restricting the transfer thereof.



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


     The following table sets forth certain historical and projected economic data and selected information regarding the telecommunications markets in the Latin American countries where the Company operates:


                                                               PERU
                                               1993      1994       1995        1996
                                            --------- --------- ----------- -----------
                 ECONOMIC DATA*
Population (millions)                          22.5      22.9         23.4        23.8
Real GDP (in constant 1990 US$ billions)       36.5      41.2         44.1        45.3
Inflation (%)                                  39.5      15.4         10.2        11.8
         TELECOMMUNICATIONS DATA**
Main Lines in Service (in thousands)          673.0     772.4      1,109.2     1,435.1
Penetration Rate (main lines per 100 pop)       2.9       3.4          4.7         5.9
Service Revenues (US$ millions)               655.8     590.7        825.9       880.4
Local Services (US$ millions)                 190.7     251.4        459.1       506.9
Toll Services (US$ millions)                  235.2     123.2        130.9       143.1
International Services (US$ millions)         229.9     216.1        235.9       230.5

                                                               CHILE
                                               1993      1994        1995        1996
                                              -----     -----      -------     -------
                 ECONOMIC DATA*
Population (in millions)                       13.8      14.0         14.3        14.5
Real GDP (constant 1990 US$ billions)          38.2      39.8         43.1        46.1
Inflation (%)                                  12.2       8.9          8.2         6.6
         TELECOMMUNICATIONS DATA**
Main Lines in Service (in millions)             1.5       1.6          1.8         2.2
Penetration Rate (main lines per 100 pop)      11.0      11.6         13.0        14.9
Service Revenues (US$ millions)              714.10    765.10      1,016.0     1,186.7
Local Services (US$ millions)                 479.0     560.6        627.8       733.3
Toll Services (US$ millions)                  135.2     118.9        235.6       275.2
International Services (US$ millions)          99.9      85.6        152.6       178.2



                                                                 PERU
                                                1997        1998        1999        2000
                                            ----------- ----------- ----------- -----------
                 ECONOMIC DATA*
Population (millions)                             24.3        24.8        25.3        25.8
Real GDP (in constant 1990 US$ billions)          47.6        50.2        53.1        56.5
Inflation (%)                                     10.0         9.1         8.3         7.5
         TELECOMMUNICATIONS DATA**
Main Lines in Service (in thousands)           1,595.5     1,850.8     2,093.6     2,437.7
Penetration Rate (main lines per 100 pop)          6.6         7.5         8.3         9.4
Service Revenues (US$ millions)                1,216.2     1,410.8     1,595.9     1,858.2
Local Services (US$ millions)                    676.0       784.2       887.1     1,032.9
Toll Services (US$ millions)                     192.8       223.6       253.0       294.5
International Services (US$ millions)            347.4       403.0       455.8       530.8

                                                                  CHILE
                                                 1997        1998        1999        2000
                                               -------     -------     -------     -------
                 ECONOMIC DATA*
Population (in millions)                          14.7        15.0        15.2        15.4
Real GDP (constant 1990 US$ billions)             48.8        52.3        55.9        59.8
Inflation (%)                                      5.7         5.0         5.1         4.7
         TELECOMMUNICATIONS DATA**
Main Lines in Service (in millions)                2.6         3.0         3.5         3.9
Penetration Rate (main lines per 100 pop)         17.8        20.3        22.9        25.4
Service Revenues (US$ millions)                1,443.1     1,668.4     1,911.7     2,157.1
Local Services (US$ millions)                    891.7     1,030.9     1,181.3     1,332.9
Toll Services (US$ millions)                     334.6       386.9       443.3       500.2
International Services (US$ millions)            216.8       250.6       287.1       324.0

----------------
Sources: Bank of America World Information Services (March 1997) and Pyramid Research Report (October 1996)

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


                                                      TELECOMMUNICATIONS DATA--PERU*
                                         --------------------------------------------------------
                                                1993               1994               1995
                                         ------------------ ------------------ ------------------
TELEPHONE
Minutes (in millions)
 Local Services                                3,600.0  (1)       4,240.0  (1)       4,954.0  (1)
 Long Distance Domestic                          388.0  (1)         394.0  (1)         461.0  (1)
 Long Distance International                     179.2  (1)         232.4  (1)         262.1  (1)
MAIN LINES IN SERVICE
 (IN THOUSANDS)                                  673.0  (2)         772.4  (2)       1,109.2  (2)
PENETRATION RATE
 (main lines per 100 pop)                          2.9  (4)           3.4  (4)           4.7  (4)
SERVICE REVENUES
 Local Services (US$ millions)                   190.7  (1)         251.4  (4)         459.1  (4)
 Toll Services (US$ millions)                    235.2  (1)         123.2  (4)         130.9  (4)
 International Services (US$ millions)           229.9  (1)         216.1  (4)         235.9  (4)
DATA
X-25/Frame Relay Ports (in thousands)              0.5  (1)           0.7  (1)           0.9  (1)
ISP Host Penetration
 (main lines per 100 pop)                          0.000(5)           0.001(5)           0.003(5)



                                                                TELECOMMUNICATIONS DATA--PERU*
                                         ----------------------------------------------------------------------------
                                                1996               1997               1998               1999
                                         ------------------ ------------------ ------------------ ------------------
TELEPHONE
Minutes (in millions)
 Local Services                               7,806.2  (2)        4,193.4  (3)          n/a                n/a
 Long Distance Domestic                         577.0  (2)          326.4  (3)          n/a                n/a
 Long Distance International                    294.5  (2)          164.6  (3)          n/a                n/a
MAIN LINES IN SERVICE
 (IN THOUSANDS)                               1,435.1  (2)        1,595.5  (1)       1,850.8  (1)       2,093.6  (1)
PENETRATION RATE
 (main lines per 100 pop)                         5.9  (2)            6.6  (1)           7.5  (1)           8.3  (1)
SERVICE REVENUES
 Local Services (US$ millions)                  506.9  (3)          676.0  (1)         784.2  (1)         887.1  (1)
                                                                                                        1,032.9  (1)
 Toll Services (US$ millions)                   143.15 (3)          192.8  (1)         223.6  (1)         253.0  (1)
 International Services (US$ millions)          230.5  (3)          347.4  (1)         403.0  (1)         455.8  (1)
DATA
X-25/Frame Relay Ports (in thousands)             1.2  (1)            1.5  (1)          14.0  (1)          29.9  (1)
ISP Host Penetration
 (main lines per 100 pop)                         0.021(5)            0.084(5)           0.208(5)           0.361(5)

                                         TELECOMMUNICATION
                                           NS DATA--PERU*
                                         ------------------
                                                2000
                                         ------------------
TELEPHONE
Minutes (in millions)
 Local Services                                   n/a
 Long Distance Domestic                           n/a
 Long Distance International                      n/a
MAIN LINES IN SERVICE
 (IN THOUSANDS)                                2,437.7  (1)
PENETRATION RATE
 (main lines per 100 pop)                          9.4  (1)
SERVICE REVENUES
 Local Services (US$ millions)
 Toll Services (US$ millions)                    294.5  (1)
 International Services (US$ millions)           530.8  (1)
DATA
X-25/Frame Relay Ports (in thousands)             46.6  (1)
ISP Host Penetration
 (main lines per 100 pop)                          0.515(5)


----------------
(1) Source: Pyramid Research Report.

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


     COUNTRY STRATEGY. The Company intends to expand its Peruvian operations. The Company is currently directing its marketing efforts in Lima towards a number of Peru's leading financial institutions and multinational companies with a strong presence in Peru.


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


     NETWORK INFRASTRUCTURE. The Company provides its services in Peru through its 230 kilometer fiber optic digital switched network, which is expected to expand to approximately 400 kilometers. When completed the Company's fiber optic network will extend throughout the major commercial and industrial districts of Lima and the port city of Callao (combined population of approximately 7.5 million people). The Company anticipates substantial completion of its ATM network in Peru, including last mile connections to approximately 150 buildings before the end of 1998. The Company's Lima network will be implemented using self-healing rings equipped with fully redundant ATM technology.


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


     The identity of new entrants and the scope of increased competition, and any corresponding adverse effect on the Company's results, will depend on a variety of factors. Among such factors are the business strategies and financial and technical capabilities of potential competitors, prevailing market conditions at the time competition is permitted, applicable Peruvian regulations with respect to new entrants and the Company, as well as the effectiveness of the Company's strategy to prepare for increased competition. See "Risk Factors--Competition."



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

     The following table provides some general information on the historical size and estimated growth of Chile's telecommunications market.


                                                              TELECOMMUNICATIONS DATA--CHILE
                                          -----------------------------------------------------------------------
                                                1993             1994              1995               1996
                                          ---------------- ---------------- ------------------ ------------------
TELEPHONE MINUTES
 Local Service                                      --               --                --                 --
 Long Distance Domestic (millions)                n/a              n/a            1,847.2  (1)       2,259.0  (2)
 Long Distance International (millions)           n/a              n/a              136.9  (3)         172.9  (2)
MAIN LINES IN SERVICE
 (in thousands)                                 1,513  (4)       1,626  (4)         1,846  (4)         2,157  (4)
PENETRATION RATE
 (main lines per 100 pop)                        11.0  (4)        11.6  (4)          13.0  (4)          14.9  (4)
SERVICE REVENUES
 (US$ millions)
 Local Services (US$ millions)                  479.0  (4)       560.6  (4)         627.8  (4)         733.3  (4)
 Toll Services (US$ millions)                   135.2  (4)       118.9  (4)         235.6  (4)         275.2  (4)
 International Services (US$ millions)           99.9  (4)        85.6  (4)         152.6  (4)         178.2  (4)
DATA
 X-25/Frame Relay Ports (in thousands)            3.3  (4)         3.6  (4)           4.7  (4)          10.2  (4)
 ISP Host Penetration
  (main lines per 100 pop)                        0.020(5)         0.022(5)           0.063(5)           0.157(5)

                                                               TELECOMMUNICATIONS DATA--CHILE
                                          -------------------------------------------------------------------------
                                                1997              1998               1999               2000
                                          ---------------- ------------------ ------------------ ------------------
TELEPHONE MINUTES
 Local Service                                      --                 --                 --                 --
 Long Distance Domestic (millions)                n/a               n/a                n/a                n/a
 Long Distance International (millions)           n/a               n/a                n/a                n/a
MAIN LINES IN SERVICE
 (in thousands)                                 2,623  (4)         3,032  (4)         3,474  (4)         3,920  (4)
PENETRATION RATE
 (main lines per 100 pop)                        17.8  (4)          20.3  (4)          22.9  (4)          25.4  (4)
SERVICE REVENUES
 (US$ millions)
 Local Services (US$ millions)                  891.7  (4)       1,030.9  (4)       1,181.3  (4)       1,332.9  (4)
 Toll Services (US$ millions)                   334.6  (4)         386.9  (4)         443.3  (4)         500.2  (4)
 International Services (US$ millions)          216.8  (4)         250.6  (4)         287.1  (4)         324.0  (4)
DATA
 X-25/Frame Relay Ports (in thousands)           17.5  (4)          25.8  (1)          33.9  (4)          39.7  (4)
 ISP Host Penetration
  (main lines per 100 pop)                        0.279(5)           0.413(5)           0.525(5)           0.601(5)

----------------
n/a--Information not publicly available.

(1) Statistical measures were changed in 1994 due to the multicarrier system implementation.

(2) Source: Calculations based on monthly market share data provided by the Subsecretaria de Telecomunicaciones ("SUBTEL") as of August 1997.

(3) Source: Calculations based on Pyramid Research Report estimates of lines in services--includes historical information for the years 1993-1995 and projections for the years 1996-2000.

(4) Source: Pyramid Research Report--includes historical information for the years 1993-1995 and projections for the years 1996-2000.

(5) Source: Calculations based on Pyramid Research Report estimates of ISP hosts and population for Chile.

     OPERATING COMPANY OVERVIEW. The Company conducts its business in Santiago through its wholly-owned subsidiaries, FirstCom Networks, formerly Hewster Chile, S.A., and FirstCom Long Distance. FirstCom Networks currently provides businesses in Santiago with high quality voice and data communications services on a private line basis, including local area network interconnections, remote terminal access, PBX to PBX connections, remote printing capabilities and high speed access to the Internet through arrangements with a Chilean based ISP and private line based services. In addition, FirstCom Networks provides its customers with local and wide area network design, engineering, installation, systems integration and support services. FirstCom Long Distance provides domestic and international long distance services in Santiago. FirstCom Long Distance's long distance traffic is switched and transported, in part, through its own gateway switch and satellite earth station as well as through interconnection with other Chilean long distance carriers. The Company's Chilean customer base currently includes approximately 40 large and medium-sized businesses such as Xerox de Chile S.A., Autorentas del Pacifico (Hertz) Ltda., Iberia Airlines, The Aetna Life Insurance Company, Nike de Chile S.A. and one ISP. The Company believes that its high quality transmission capabilities, responsive customer service and domestic and international long distance services have become important elements in many of its customers' telecommunications network and operational strategies. The Company provides network services through its 120 kilometer digital fiber optic network which covers the downtown business district and outlying industrial park and airport corridor. This network utilizes advantageous rights-of-way through Santiago's underground subway system (the "Metro") as well as through certain facilities of ENERSIS, a Chilean power company.


     The Company anticipates being granted during the fourth quarter of 1998 a license for local telephony. However, there can be no assurance that the Company will secure such license, be able to make the necessary network enhancements to provide such services or successfully market such services to potential customers.

     COUNTRY STRATEGY. The Company intends to expand its Chilean operations. The Company is currently directing its marketing efforts in Santiago towards medium-and small-sized businesses. Large businesses in Santiago are typically located in single-tenant buildings and are currently the focus of Chile's major carriers. Therefore, the Company believes that a substantial opportunity exists to provide services to medium- and small-sized businesses which are currently underserved. These businesses are typically located in multi-tenant buildings throughout downtown Santiago and the outlying industrial district. The Company believes that, based upon an independent market survey, a large number of its targeted business customers are located in commercial buildings which are not connected to a fiber optic network, but rather are connected to networks through older, copper technology with limited capacity. The Company intends to take advantage of this opportunity by (i) using an independent marketing firm to identify commercial, multi-tenant buildings in which a critical mass of occupants are located that have or will have an interest in acquiring the Company's services, (ii) rapidly connecting many of these buildings to the Company's existing fiber optic network, (iii) offering high quality voice and data services on a private line basis as well as long distance telephony and
(iv) pursuing a sales and marketing strategy that includes a combination of direct sales calls, telemarketing and direct mail campaigns and an increased advertising budget.


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


     The Company is in the process of upgrading its fiber optic network in Chile by replacing the existing PDH and SDH nodes with ATM node equipment (the "ATM Upgrade"). The planned ATM Upgrade is expected to be completed by the end of 1998.


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

     The Company plans to invest in the "last mile" network links that connect commercial buildings and customer offices with the Company's fiber optic network. Where customers are operating in newly developed areas of Santiago, the Company intends to install its own last mile network infrastructure to connect those customers with its fiber optic network. In areas of Santiago where the telecommunications infrastructure is more developed, the Company believes that it may grow most efficiently by leasing such last mile connections from other network operators. The Company anticipates completing last mile connections to approximately 150 buildings before the end of 1998.


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


     The Company intends to invest in FirstCom Long Distance to improve the quality of its service through the continuing upgrade of FirstCom Long Distance's switching infrastructure and customer service platforms. In addition, the Company plans to acquire or install, during 1998, an additional satellite antenna which will enable FirstCom Long Distance to interconnect with additional international long distance carriers, subject to regulatory approval. Such additional satellite capability is expected to enable FirstCom Long Distance to obtain lower prices for international transmission services.


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


     FEES, TARIFFS AND OTHER CHARGES. In conformity with the Telecommunications Law, the General Regulation, and the OSIPTEL Regulation, telephone operators, including the Company, must pay certain fees, tariffs, and other charges which are primarily comprised of: (i) a concession fee; (ii) annual tariffs; (iii) payment to OSIPTEL for supervisory services; and (iv) contribution to the Fund for Private Investment in Telecommunications ("FITEL"). The Company may set its own tariff levels for its private line service, subject to certain maximum tariff levels set by the OSIPTEL.


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

                                                    MAXIMUM MARKET SHARE CAPS
                                             ----------------------------------------
                                              YEAR 1     YEAR 2     YEAR 3     YEAR 4
                                             --------   --------   --------   -------
                                                           (IN MINUTES)
Carriers Affiliated with Local Operators:
 Domestic Long Distance                          35%        45%        55%        60%
 International Long Distance                     20         30         40         --
Other Carriers:
 Domestic Long Distance                          80         70         60         60
 International Long Distance                     70         65         60         --

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

     CONCESSIONS. The Chilean Telecommunications Law specifies which telecommunications services require that a provider obtain a concession or permit from the Ministry of Transportation and Telecommunications. Such concessions or permits are granted by the Subsecretaria de Telecommunicaciones (the "Undersecretary of Telecommunications"). Concessions, which may be granted only to entities constituted and domiciled in Chile, are necessary to provide the following services, among others: (i) public telecommunications services which are provided to satisfy the telecommunications needs of the general public and (ii) intermediate telecommunications services which are transmission and switching services offered by third parties to other concession holders who provide public telecommunications services or other services to end-users. Permits, which are granted following a simplified procedure and may have a shorter duration than concessions, are required to provide limited services, which are services necessary to satisfy specialized needs of businesses or other institutions, but do not entail carrying traffic across public international and certain telecommunications networks.

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


     Providers of telecommunications services are prohibited from discriminating among similarly situated users in the price charged for tariffed services. Each tariff is subject to its own index, which is calculated using the prices of its principal components. A concessionaire must give two months notice to the Undersecretary of Telecommunications of changes to the maximum tariff resulting from changes in the applicable index (including inflation adjustments) and that tariff, upon readjustment, is the maximum price that users may be charged for the service.


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


TAXATION


PERU


     The tax structure of Peru is composed of several broad based taxes, a consumption tax on certain products (e.g. gasoline), a general income tax, an alternative minimum tax based on a business' assets, a property tax, and a simplified import tariff. In addition, withholding taxes are imposed on interest and salary income, and Peru has a recently expanded value-added tax ("VAT") that covers certain products and services.


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


     First Category Income Tax (the "First Category Income Tax"), often referred to as the corporate tax, is paid by all entities on accrued income from business operations at a rate of 15%. Chile has a fully integrated tax system allowing this corporate tax to be credited against personal income taxes payable by resident investors when business profits are withdrawn by them or, in the case of foreign investors, against withholding tax payable when profits are remitted overseas. Profit distributions received by a resident business entity as an investor in another business entity are not liable to tax until distributed to a non-business or overseas entity.


     WITHHOLDING TAX. Additional withholding income tax (the "Additional Withholding Income Tax") of 35% is payable by non-resident individuals and entities on Chilean-source business income withdrawn or remitted overseas. This tax is withheld by the paying business entity.


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


     CAPITAL GAINS. Gain recognized on the sale of shares will be subject to both the First Category Income Tax and the Additional Withholding Income Tax, if either (i) the foreign holder has held the shares for less than one year or
(ii) the foreign holder acquired and sold the shares in the ordinary course of business or as an habitual trader of shares. In all other cases, gain on the sale of shares will be subject to a sole 15% First Category Income Tax.


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


EMPLOYEES


     As of August 3, 1998, the Company had 220 full-time employees, of whom approximately 102 are in Resetel, 46 are in FirstCom Networks, 66 are in FirstCom Long Distance and six are in the Company's headquarters. The Company's employees are not represented by any labor union. The Company believes that relations with its employees are good.

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


     ATV: Refers to any system of distributing television programming that generally results in better video and audio quality than that offered by the NTSC 525-line standard.


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


     PDH (PLESIOCHRONOUS DIGITAL HIERARCHY): Refers to a digital transmission system that operates as a Time Division Multiplexing (TDM) system by combining multiple signals of 2 Mbit/s through the use of a multiplexor that operates by adding "dummy" bits (otherwise known as justification bits). The justification bits are recognized as such when multiplexing occurs, and discarded as original signals. This process is known as plesiosynchronous operation. The use of plesiochronous operation has led to the adoption of the term plesiochronous digital hierarchy, or PDH.


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


     SDH (SYNCHRONOUS DIGITAL HIERARCHY): An open standard for signals used in optical fiber networks. It provides a basic data transport format that can be used for all types of digital information (voice, video, data, facsimile and graphics) and is used internationally. The specified base rate is 51.48 MBPS (called synchronous transport signal level 1, or STS-1), and specifications exist for data speeds up to 2.4 Gbps.


     SNA (SYSTEMS NETWORK ARCHITECTURE): A tree structured computer network architecture, with a mainframe host acting as the network control center.


     SONET (SYNCHRONOUS OPTICAL NETWORK TECHNOLOGY): Refers to a set of standards for optical communications transmission systems that define the optical rates and formats, signal characteristics, performance, management and maintenance information to be embedded within the signals and the multiplexing techniques to be employed in optical communications transmission systems. SONET facilitates the interoperability of dissimilar vendors equipment. SONET benefits business customers by minimizing the equipment necessary for various telecommunications applications and supports networking diagnostic and maintenance features. Allows selective adding and dropping of signals.


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


     WAN (WIDE AREA NETWORK): A data network typically extending a LAN outside a building, over telephone common carrier lines to link other LAN's in other buildings.


ITEM 2.  DESCRIPTION OF PROPERTY

     ICCA's corporate offices are located at 2600 Douglas Road Suite 501, Coral Gables, Florida. These offices are occupied under a lease that expires on November 30, 1998 (the "ICCA Lease") at a rent of approximately $3,000 per month. The ICCA Lease does not specify the conditions for its renewal, but the Company believes that the current lease may be renewed for an additional one year term without unreasonable effort or additional expense. The Company's offices in Santiago, Chile are occupied under a lease which expires in September 2006, at a rent of approximately $14,000 per month. The Company's offices in Lima, Peru are occupied under a two year lease terminating on October 14, 1998 at a rent of approximately $3,500 per month. The Company believes that its current facilities, together with other contiguous rental space, are adequate to provide for its current needs and that its current facilities and planned lease of replacement facilities in Chile will be adequate for its current and anticipated needs and anticipated growth.


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

         The following table sets forth, for two most recent fiscal years, the high and low closing prices of the Common Stock:

   PERIOD                                       HIGH            LOW

First Quarter 1996                             $3.38           $0.94
Second Quarter 1996                             7.12            3.00
Third Quarter 1996                              5.88            4.25
Fourth Quarter 1996                             5.13            2.13

First Quarter 1997                             $3.50           $1.88
Second Quarter 1997                             3.25            1.44
Third Quarter 1997                              3.44            2.06
Fourth Quarter 1997                             4.00            1.56

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

NUMBER OF SHAREHOLDERS


         As of August 6, 1998, there were 400 holders of record of the Company's Common Stock.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this document.


OVERVIEW


GENERAL


     The Company is a next generation provider of intelligent telecommunication services. The Company's mission statement is to be the leading services provider of high bandwidth integrated telecommunications services to businesses and other high volume users operating in key Latin American markets, creating great opportunities for its customers, employees, investors and other partners.



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

NAME                                                       MARKET      DATE OF ACQUISITION     ACQUISITION PRICE(1)
----                                                     ----------   ---------------------   ---------------------
Hewster Servicios Intermedios, S.A. ("HSI") ..........   Santiago     July 15, 1994             $ 9.2 million(2)
Visat, S.A. ("Visat") ................................   Santiago     September 23, 1994          1.1 million
Resetel ..............................................   Lima         May 7, 1996                 7.5 million
Hewster, S.A. ("HSA ") ...............................   Santiago     July 31, 1996               1.5 million
Iusatel Chile, S.A. ("Iusatel") ......................   Santiago     December 17, 1997           5.9 million

----------------
(1) The acquisition price represents the purchase price as defined in the respective stock purchase agreement and excludes any other acquisition related costs.
(2) The acquisition of HSI was accounted for as a reverse acquisition, resulting in HSI acquiring the Company, for accounting purposes, and the recapitalization of HSI.


     In Chile the Company operates three wholly owned subsidiaries, FirstCom Networks (formerly operated by the Company under the names of Hewster Servicios Intermedios, S.A. and Hewster S.A.), FirstCom Long Distance (formerly Iusatel Chile S.A.) and Visat S.A. ("Visat").


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

     In Peru, the Company operates as a wholly owned subsidiary, Red de Servicios Empresariales de Telecommunicaciones, S.A. ("Resetel"). Upon completion of its fiber optic network, Resetel intends to aggressively provide multinational, national and local businesses a broad array of high quality data, video and voice communication services, including LAN interconnection, frame relay, remote terminal access and dedicated channels for access to the Internet, on a private line basis. Resetel intends to expand its existing service offerings to provide local public switched telephone service upon liberalization of Peru's telecommunications markets and expiration of Telefonica del Peru's exclusive concession to provide public switched local and long distance telephony services, which is scheduled to occur in July 1999.


RESTATED FINANCIAL INFORMATION AND AMENDED QUARTERLY FINANCIAL INFORMATION


     During August 1998, the Company restated its December 31, 1997 and 1996 financial statements to reflect the effect of revising the price per share of Company common stock issued in connection with the May 1996 acquisition of Resetel from $2.25 to $5.99 per share. The revised price per share is based on the average closing price of the Company's common stock for the period of 14 days before and after the date the terms of the acquisition were announced. The previously recorded purchase price was based on the Company's March 1996 private placement. The effect of the change in price per share increased the reported purchase price from approximately $2,800,000 to $7,500,000. The effect of the restatement on (1) the Company's annual statements of operations, related to increased amortization expense, was to increase net loss by $136,000 and $234,000, resulting in a net loss of $4,762,000 and $15,866,000 for the years ended December 31, 1996 and 1997, respectively (2) on the Company's stockholders' equity, related to the increased purchase price, was to increase additional paid in capital by $4,675,000, resulting in additional paid in capital of $23,168,000 and $31,562,000 as of December 31, 1996 and 1997,
respectively and (3) on the Company's net basic and diluted loss per share, related to increased amortization expense of $0.01 per share, resulting in net basic and diluted loss per share of $0.32 and $0.95 for the years ended December 31, 1996 and 1997.

     During October 1997 and August 1998 the Company amended certain financial information as reported on Forms 10-QSB during 1996 and 1997. A summary of the original and amended unaudited financial information and a description of the related impact of the Company's statement of operations follows:

                                                    (In Thousands of U.S. Dollars)
                                            THREE MONTHS     SIX MONTHS     NINE MONTHS
                                                ENDED          ENDED           ENDED
                                              MARCH 31,       JUNE 30,     SEPTEMBER 30,
                                                1996            1996            1996
                                           -------------- --------------- ---------------
Revenues .................................    $   58          $   113          $  477
Loss from Operations .....................      (591)          (1,646)         (2,911)
Net loss, as amended .....................    $ (621)         $(1,711)        $(2,981)
                                              ======          =======         =======
Net basic and diluted loss per
 share,as amended ........................    $(0.05)         $ (0.12)         $(0.20)
                                              ======          =======         =======
General and administrative
 expenses ................................                        247 (a)         247 (a)
Depreciation expense .....................       110 (a)          240 (a)         240 (a)
Interest expense .........................                         36 (a)          36 (a)
                                                              -------         -------
Amortization expenses ....................                         64 (c)         122 (c)
                                                              -------         -------
Net loss, as originally reported .........    $ (511)         $(1,124)        $(2,336)
                                              ======          =======         =======
Net basic and diluted loss per
 share,as originally reported ............    $(0.04)         $ (0.08)         $(0.16)
                                              ======          =======         =======




                                            THREE MONTHS     SIX MONTHS       NINE MONTHS
                                                ENDED           ENDED            ENDED
                                              MARCH 31,       JUNE 30,       SEPTEMBER 30,
                                                1997            1997              1997
                                           -------------- ---------------- -----------------
Revenues .................................    $   324         $    585         $     853
Loss from Operations .....................     (1,085)          (2,384)           (8,574)
Net loss, as amended .....................    $(1,283)        $ (2,881)        $ (10,069)
                                              =======         ========         =========
Net basic and diluted loss per
 share,as amended ........................    $ (0.08)        $  (0.37)        $   (0.61)
                                              =======         ========         =========
General and administrative
 expenses ................................
Depreciation expense .....................
Interest expense .........................        178 (b)
                                              -------
Amortization expenses ....................         58 (c)          116 (c)           176 (c)
                                              -------         --------         ---------
Net loss, as originally reported .........    $(1,047)        $ (2,765)        $  (9,893)
                                              =======         ========         =========
Net basic and diluted loss per
 share,as originally reported ............    $ (0.06)        $  (0.37)        $   (0.61)
                                              =======         ========         =========

----------------
(a) Reflects (i) adjustment identified in the fourth quarter of 1996 to provide depreciaiton on assets placed in use during the first quarter of 1996, for which depreciation initially had not commenced until the second quarter of 1996 and (ii) adjustments for various expenses and costs identified by the Company in the fourth quarter of 1996 as relating to earlier 1996 quarters.

(b) Reflects additional interest identified in the fourth quarter of 1997 related to the beneficial conversion feature inherent in the 7% Convertible Debentures issued in February 1997 (see Note 4). Of the total adjustment of $310, the amount of $132 was capitalized as part of the Company's fiber optic network.

(c) Reflects the quarterly effect of the Resetel purchase price described in the introductory language to the table above.
    the Company during the fourth quarter of 1996.

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

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's selling, general and administrative expenses were $4,678,000 for the year ended December 31, 1997 as compared to $3,272,000 for the year ended December 31, 1996. This increase of approximately $1,406,000, was primarily attributable to an increase in corporate expenses related to salaries, professional fees and travel attributable to the ongoing support of the Company's subsidiary operations, as well as corporate development opportunities, and expenses attributable to the Company's Resetel and FirstCom Networks subsidiaries which were acquired by the Company in May and July 1996, respectively.

     The significant components of selling, general and administrative expenses were as follows:

                                   1996         1997
                               -----------   ----------
Compensation ...............    1,202,000    2,775,000
Professional fees ..........      956,000      728,000
Travel .....................      292,000      254,000
Other ......................      822,000      921,000

     COMMON STOCK AND STOCK OPTION COMPENSATION. This expense is directly attributable to the intrinsic value of shares of Common Stock and stock options issued to certain officers and former directors of the Company during 1997. Common Stock and stock options were issued to officers to reflect the value attributable to their services. Common Stock and stock options issued to former directors were issued to compensate them for services rendered to the Company pursuant to an agreement signed in October 1997.

     DEPRECIATION AND AMORTIZATION. The Company's depreciation and amortization expenses were $1,201,000 for the year ended December 31, 1997 as compared to $842,000 for the year ended December 31, 1996. This increase of $359,000 was primarily attributable to an increase in amortization expense related to the intangible assets purchased in the acquisitions of Resetel and FirstCom Networks.

     INTEREST EXPENSE. The Company's interest expense was $6,521,000 for the year ended December 31, 1997 as compared to $246,000 for the year ended December 31, 1996. This increase of approximately $6,275,000 was due to additional financing costs related to the Senior Notes, the issuance of convertible debentures in February and May 1997 and the non-cash charge of $852,000 related to the value of 300,000 shares of common stock issued to an individual for certain past financial assistance provided to the Company. Of the total interest costs incurred by the Company for the year ended December 31, 1997, $712,000 of such costs were capitalized in connection with the Company's construction of its fiber optic network in Lima, Peru.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     SALES. The Company's sales were $652,000 for the year ended December 31, 1996 as compared to $224,000 for the year ended December 31, 1995. This increase of approximately $428,000, was attributable to additional services provided by the Company through its HSA subsidiary, which was acquired in July 1996.

     COST OF SALES. The Company's cost of sales was $958,000 for the year ended December 31, 1996 as compared to $408,000 for the year ended December 31, 1995. This increase of approximately $550,000, was attributable to added costs associated with the increase in sales discussed above.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's selling, general and administrative expenses were $3,272,000 for the year ended December 31, 1996 as compared to $1,906,000 for the year ended December 31, 1995. This increase of approximately $1,366,000, was primarily attributable to an increase in corporate expenses related to salaries, professional fees, consulting fees and travel attributable to the ongoing support of the Company's subsidiary operations as well as corporate development opportunities, and expenses attributable to the Company's Resetel and HSA subsidiaries which were acquired by the Company in May 1996 and July 1996, respectively.


     The significant components of selling, general and administrative expenses were as follows:

                                  1995        1996
                               ---------   ----------
Compensation ...............   934,000     1,202,000
Professional fees ..........   562,000       956,000
Travel .....................   111,000       292,000
Other ......................   299,000       822,000

     DEPRECIATION AND AMORTIZATION. The Company's depreciation and amortization expenses were $842,000 for the year ended December 31, 1996 as compared to $396,000 for the year ended December 31, 1995. This increase of $446,000 was attributable to an increase in amortization expense related to the intangible assets purchased in the acquisitions of Resetel and HSA, as well as additional depreciation expense related to the commencement of operations of the Company's fiber optic network in Chile.


     INTEREST EXPENSE. The Company's interest expense was $246,000 for the year ended December 31, 1996 as compared to $319,000 for the year ended December 31, 1995. This decrease of approximately $73,000, was due to a reduction in the Company's outstanding indebtedness during 1996.


LIQUIDITY AND CAPITAL RESOURCES


     Since inception, the Company has been primarily engaged in start-up activities requiring substantial expenditures. Consequently, the Company has reported losses from operations, before interest, of approximately $2.5 million, $4.5 million and $10.6 million for the years ended December 31, 1995, 1996 and 1997, respectively. In addition, the Company has reported cash used in investing activities of approximately $1.2 million, $3.0 million and $127.5 million for the years ended December 31, 1995, 1996 and 1997, respectively. Cash used in investing activities related primarily to the purchase of property and equipment and the acquisitions of Visat, FirstCom Networks and FirstCom Long Distance and the purchase and use of restricted cash and investments. Further development of the Company's business and the expansion of its fiber optic networks, service offerings and customer base will require significant additional expenditures, and the Company expects that it will have significant operating losses and net cash outflows from operating and investing activities through at least 1999.



     Since inception, the Company has funded its cash needs through a combination of private equity and debt placements.



     On October 27, 1997, the Company consummated the Senior Note Offering of 150,000 Units consisting of an aggregate of $150.0 million aggregate principal amount of 14% Senior Notes due October 27, 2007 and 5,250,000 Unit Warrants to purchase 5,250,000 shares of Common Stock of the Company at an exercise price of $4.40 per share. The Unit Warrants entitle the holders thereof to acquire an aggregate of 5,250,000 shares of Common Stock, representing approximately 15.2% of the Common Stock of the Company on a fully diluted basis as of the date of the consummation of the Senior Note Offering (assuming full vesting and exercise of all options and warrants outstanding at March 31, 1998), at an exercise price of $4.40 per share. In addition, the Initial Purchaser of the Units in the Senior Note Offering, was granted 2,250,000 warrants to acquire 2,250,000 shares of Common Stock of the Company at an exercise price of $4.40 per share.



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


     In addition to the deposit of a portion of the proceeds from the Senior Note Offering to fund interest payments on the Senior Notes through October 2000, the Company deposited $62 million of the proceeds from the Senior Note Offering in a separate account under a trustee's control pending application of such funds by the Company for the payment of: (a) Permitted Expenditures; (b) in the event of a Change of Control of the Company, the Change of Control Payment and (c) in the event of a Special Offer to Purchase, or a Special Mandatory Redemption, the purchase or redemption price in connection therewith.

     The Company expects to use these proceeds to expand and operate the Company's telecommunications businesses in Peru and Chile. Under the terms of the Indenture at least 60% of these funds used by the Company for Permitted Expenditures must be related to the Company's telecommunications business in Peru.

     The Indenture provides that the Company will not, and will not permit any of its Subsidiaries to, directly or indirectly, create, incur, issue, assume, guarantee or otherwise become directly or indirectly liable, contingently or otherwise, with respect to (collectively, "incur") any Indebtedness (including Acquired Debt) and that the Company will not issue any Disqualified Stock and will not permit any of its Subsidiaries to issue any shares of preferred stock; provided, however, that the Company may incur Indebtedness (including Acquired
Debt) and the Company may issue shares of Disqualified Stock if the Company's Debt to Cash Flow Ratio would have been no greater than 5.5 to 1, in the case of any such incurrence or issuance on or before December 31, 2000, or no greater than 5.0 to 1, in the case of any such incurrence or issuance at any time thereafter, in each case, determined on a pro forma basis (including a pro forma application of the net proceeds thereof), as if the additional Indebtedness had been incurred, or the Disqualified Stock had been issued, as the case may be, at the beginning of the applicable four full fiscal quarter period.

     The Indenture also provides that the Company will not incur any Indebtedness that is contractually subordinated to any other Indebtedness of the Company unless such Indebtedness is also contractually subordinated to the Senior Notes on substantially identical terms; provided, however, that no Indebtedness of the Company shall be deemed to be contractually subordinated to any other Indebtedness of the Company solely by virtue of being unsecured.The provisions of this paragraph will not apply to the incurrence of any Permitted Debt. See "Description of Senior Notes--Incurrence of Indebtedness and Issuance of Preferred Stock."

     A summary of the Company's value of Common Stock issued (see (2) below) and Common Stock and Common Stock equivalents outstanding as of March 31, 1998 and the pro forma effect on the Company's equity capitalization upon the exercise of all Common Stock equivalents outstanding at December 31, 1997 follows:



                                                             STOCK OPTIONS AND WARRANTS OUTSTANDING
                                                                       AT DECEMBER 31, 1997
                                                      ----------------------------------------------------
                                       ACTUAL AT         MANAGEMENT                          OTHER OPTIONS
                                     DECEMBER 31,            AND            SENIOR NOTE           AND          INCREMENTAL
                                         1997           DIRECTORS(4)        WARRANTS(5)       WARRANTS(6)     AS ADJUSTED(7)
                                   ----------------   ----------------   ----------------   --------------   ---------------
Shares of Common Stock .........       19,084,300          4,995,000          7,500,000        3,195,171        15,690,171
Value of Common Stock
  issued(1)(2)
  Par Value ....................     $     19,000       $      4,995       $      7,500      $     3,195      $     15,690
  Additional paid in capital....       31,562,000         15,206,519         32,992,500        6,927,362        55,126,381
                                     ------------       ------------       ------------      -----------      ------------
                                     $ 31,581,000       $ 15,211,514       $ 33,000,000      $ 6,930,557      $ 55,142,071
                                     ============       ============       ============      ===========      ============
Per share(3) ...................     $       1.65       $       3.05       $       4.40      $      2.17      $       3.51



----------------
(1) The closing price of the Common Stock on December 31, 1997 was $1.94. The exercise of stock options and warrants as shown above assumes (i) that the fair value of the Common Stock is equal to or above the exercise price of the respective stock options and warrants and (ii) full vesting of all stock options and warrants.


(2) Value of Common Stock represents the proceeds from the Company's issuance of Common Stock and Common Stock equivalents, and is comprised of par value and additional paid in capital, as stated in the Company's consolidated historical financial statements included elsewhere in this Prospectus.

(3) Represents the amount in (2) per share of Common Stock.


(4) Represents the increase to the Company's value of Common Stock issued upon the exercise of all stock options (vested and not vested) held by the Company's management and directors and the Company's receipt of the exercise price as of December 31, 1997.

(5) Represents the increase to the Company's value of Common Stock issued upon the exercise of all warrants (vested and not vested) that were issued in connection with the Senior Notes and are outstanding and the Company's receipt of the exercise price as of December 31, 1997.

(6) Represents the increase to the Company's value of Common Stock issued upon the exercise of all other stock options and warrants (vested and not vested) outstanding and the Company's receipt of the exercise price as of December 31, 1997 (includes 1,865,000 stock options issued to former officers and directors).


(7) Represents the combined increase to the Company's value of Common Stock issued of (4), (5) and (6) above.


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

     As a result of the Senior Note Offering, the Company has become highly leveraged and has substantial debt service requirements. In addition, in each year since its inception the Company had net losses from operations and therefore had insufficient earnings to cover its fixed charges. The Company's annual interest obligations under the Senior Notes substantially exceeds the Company's net income.


     The ability of the Company to make scheduled payments with respect to its indebtedness, including interest on the Senior Notes after October 27, 2000, will depend upon (i) its ability to implement its business plan, and to expand its operations and to successfully develop its customer base in its target markets, (ii) the ability of the Company's subsidiaries to remit cash to the Company in a timely manner and (iii) the future operating performance of the Company and its subsidiaries. Each of these factors is, to a large extent, subject to economic, financial, competitive, regulatory and other factors, many of which are beyond the Company's control. The Company expects that it will continue to generate cash losses for the foreseeable future. The Company has deposited in escrow funds representing interest payments with respect to the Senior Notes through October 2000. However, no assurance can be given that the Company will be successful in developing and maintaining a level of cash flow from operations sufficient to permit it to pay the principal of, and the interest on the Senior Notes after such time, or with respect to its other indebtedness. If the Company is unable to generate sufficient cash flow from operations to service its indebtedness, including the Senior Notes, it may have to modify its growth plans, restructure or refinance its indebtedness or seek additional capital. There can be no assurance that (i) any of these strategies can be effected on satisfactory terms, if at all, in light of the Company's high leverage or (ii) any such strategy would yield sufficient proceeds to service the Company's indebtedness, including the Senior Notes. Any failure by the Company to satisfy its obligations with respect to the Senior Notes at maturity or prior thereto would constitute a default under the Indenture and could cause a default under other agreements governing current or future indebtedness of the Company.


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


     A substantial portion of the Company's purchases of capital equipment and interest on the Senior Notes is payable in U.S. dollars. To date, the Company has not had significant foreign currency exposure with third parties and generally intends to be paid for its services in U.S. dollars or in local currencies with a pricing adjustment that is structured to protect the Company against the risk of fluctuations in exchange rates. As a result, the Company has not entered into foreign currency hedging transactions. In the future, if third party foreign currency exposure increases, the Company may enter into hedging transactions in order to mitigate any related financial exposure. However, a portion of sales to customers of the Company will be denominated in local currencies, and substantial or continued devaluations in such currencies relative to the U.S. dollar could have a negative effect on the ability of customers of the Company to absorb the costs of devaluation. This could result in the Company's customers seeking to renegotiate their contracts with the Company or, failing satisfactory renegotiation, defaulting on such contracts.


     In addition, from time to time, Latin American countries have experienced shortages in foreign currency reserves and restrictions on the ability to expatriate local earnings and convert local currencies into U.S. dollars. Also, currency devaluations in one country may have adverse effects in another country, as in late 1994 and 1995, when several Latin American countries were adversely impacted by the devaluation of the Mexican peso. Any devaluation of local currencies in the country where the Company operates, or restrictions on the expatriation of earnings or capital from such countries, could have a material adverse effect on the business, results of operations and financial condition of the Company. See "Risk Factors - Country Risks."


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


EFFECTS OF NEW ACCOUNTING STANDARDS


     During June 1997, the Financial Accounting Standards Board ( the "FASB") issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" effective for fiscal years beginning after December 1997. Management does not expect Statements No. 130 and 131 to have a significant impact on the Company's reporting and disclosure requirements in 1998.


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

ITEM 7.  FINANCIAL STATEMENTS

                                                                        PAGE
                                                                        ----
INTERAMERICAS COMMUNICATIONS CORPORATION

Report of Independent Certified Public Accountants ...................... F-2

Consolidated Balance Sheets as of December 31, 1996 and 1997............. F-3

Consolidated Statements of Operations for the years ended
 December 31, 1995, 1996 and 1997 ....................................... F-4

Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1995, 1996 and 1997........................................ F-5

Consolidated Statements of Cash Flows for the years ended
 December 31, 1995, 1996 and 1997... .................................... F-6

Notes to Consolidated Financial Statements .............................. F-7


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                        EXECUTIVE OFFICERS AND DIRECTORS

         The executive officers and directors of the Registrant are as follows:

                                                        POSITION WITH
NAME                        AGE                          THE COMPANY                           DIRECTOR SINCE
----                        ---                         -------------                          --------------
Patricio E. Northland       42      Chairman of the Board of Directors, President          November 1996
                                    and Chief Executive Officer

Douglas G. Geib II          41      Director and Chief Financial Officer                   May 1997

David Kleinman              62      Director                                               May 1997

George Cargill              56      Director                                               July 1994

Andrew Hulsh                37      Director                                               December 1997


-----------------

         PATRICIO E. NORTHLAND has over sixteen years of experience as an international telecommunications executive and entrepreneur. Mr. Northland has been President, Chairman of the Board of Directors and Chief Executive Officer of the Company since November 1996. Born in Chile, Mr. Northland is a U.S. citizen who brings to the Company many relationships with telecommunications carriers and potential customers throughout Latin America. In 1991, Mr. Northland founded AmericaTel Corporation ("AmericaT "), a Miami-based international telecommunications carrier focused on traffic originating and terminating in Latin America, and in 1993, Mr. Northland successfully completed a joint venture agreement between AmericaTel and Entel, Chile's major long distance carrier. Under Mr. Northland's leadership, AmericaTel grew to provide satellite-based voice, data and fax telecommunications services to corporate customers in several Latin American nations. Prior to his involvement with AmericaTel, Mr. Northland held key management positions with PanamSat and IntelSat. In 1996, Mr. Northland sold his interest in AmericaTel to Entel. Mr. Northland holds engineering degrees from the University of Chile, a master's degree in communications from George Washington University, and an M.B.A. from The University of Chicago.

         DOUGLAS G. GEIB II has been the Chief Financial Officer and a Director of the Company since May 1997. For almost 20 years prior thereto, Mr. Geib worked with Ernst & Young LLP and had been a Partner since 1989. While at Ernst & Young, Mr. Geib provided corporate finance and audit services, as well as coordinated and managed various consulting services to clients involved in telecommunications, healthcare, manufacturing, real estate and consumer products. Mr. Geib holds an undergraduate business degree from The Ohio State University and an M.B.A. from The University of Chicago. Mr. Geib is a Certified Public Accountant.

         DAVID C. KLEINMAN has been a Director of the Company since May 1997. Mr. Kleinman is currently Senior Lecturer in Business Policy at the Graduate School of Business of The University of Chicago where he has taught since 1971. Mr. Kleinman serves as a member of the Board of Directors of Irex Corporation which trades its stock in the over-the-counter market. Mr. Kleinman is also a member of the Board of Directors of the Acorn Fund, the Acorn International Fund and the Acorn USA Fund which are registered under the Investment Company Act of 1940.

         GEORGE A. CARGILL has been a Director of the Company since July 1994. Mr. Cargill has been the President and owner of Telectronic S.A., a major Chilean systems integrator and the Northern Telecom equipment distributor in Chile since 1976. Prior thereto, Mr. Cargill spent seven years with CTC as a network engineer and manager of quality control.

         ANDREW HULSH has been a Director of the Company since December 1997. Mr. Hulsh has been a partner with the law firm of Baker & McKenzie since January 1997. For more than five years prior thereto, Mr. Hulsh was an attorney with the law firm of Greenberg, Traurig, Hoffman, Lipoff, Rosen & Quentel, P.A., most recently as a shareholder.

There are no family relationships among any of the Company's directors and officers.

                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10 percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by regulations promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms that they file with the SEC.

         With reference to transactions during fiscal 1997, to the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, the Company believes that the following persons failed to file on a timely basis the following reports required by Section 16(a) of the Exchange Act. Mr. Kleinman was elected a director in May 1997 and received options to purchase 200,000 shares of Common Stock. Mr. Kleinman did not file the Form 3 to report such matters within 10 days of his election. Mr. Kleinman reported such matters on the Form 5 for fiscal 1997. Mr. Northland was issued 600,000 shares of Common Stock and granted options to purchase 900,000 shares of Common Stock in September 1997, and options to purchase 714,000 shares of Common Stock in October 1997. Mr. Northland did not file the Form 4 to report such transactions. Mr. Northland reported such transactions on the Form 5 for fiscal 1997. Mr. Geib was issued 250,000 shares of Common Stock and granted options to purchase 250,000 shares of Common Stock in September 1997 and options to purchase 286,000 shares of Common Stock in October 1997. Mr. Geib did not file the Form 4 to report such transactions. Mr. Geib reported such transactions on the Form 5 for fiscal 1997. Mr. Cargill was granted options to purchase 50,000 shares of Common Stock in December 1997. Mr. Cargill filed the Form 5 for fiscal 1997 to report such transactions two days after the date such report was due to be filed.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding the annual compensation earned by the Chief Executive Officer of ICCA, and the other most highly compensated executive officer of ICCA during 1997 (such persons are hereinafter referred to as the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                              LONG-TERM COMPENSATION
                                                                     -----------------------------------------
                                         ANNUAL COMPENSATION                     AWARDS               PAYOUTS
                                  ---------------------------------- ------------------------------- ---------
                                                           OTHER      RESTRICTED      SECURITIES
                                                          ANNUAL         STOCK        UNDERLYING        LTIP     ALL OTHER
NAME AND                            SALARY    BONUS    COMPENSATION     AWARDS          OPTIONS       PAYOUTS   COMPENSATION
PRINCIPAL POSITION(S)       YEAR     ($)       ($)        ($)(1)          ($)             (#)           ($)        ($)(1)
---------------------      ------ --------- --------- -------------- ------------ ------------------ --------- -------------
Patricio E. Northland      1997    300,000   630,000            --           --        1,614,000(2)       --             --
 Chairman of the Board,    1996     50,000        --            --           --        1,000,000          --             --
 President and CEO(2)      1995         --        --            --           --               --          --             --
Douglas G. Geib II(3)      1997    166,667   170,000            --           --        1,036,000          --             --
 Chief Financial Officer   1996         --        --            --           --               --          --             --
                           1995         --        --            --           --               --          --             --

----------------
(1) Perquisites to each officer did not exceed the lesser of $50,000 or 10% of the total salary and bonus for any officer.

(2) Effective as of November 23, 1996.

(3) Mr. Geib commenced employment with the Company on May 1, 1997. See "-- Employment and Consultants Agreements."


     The following table sets forth certain information concerning options granted in 1997 to ICCA's Named Executive Officers. The Company has no outstanding stock appreciation rights. None of the Named Executive Officers exercised options during 1997.


                       OPTION GRANTS IN LAST FISCAL YEAR


                                                     INDIVIDUAL GRANTS
                                -----------------------------------------------------------
                                                                                                POTENTIAL REALIZED
                                                                                                 VALUE AT ASSUMED
                                  NUMBER OF        % OF                                          ANNUAL RATES OF
                                 SECURITIES    TOTAL OPTIONS                                 STOCK PRICE APPRECIATION
                                 UNDERLYING     GRANTED TO                                       FOR OPTION TERM
                                   OPTIONS       EMPLOYEES      EXERCISE PRICE   EXPIRATION --------------------------
NAME                             GRANTED(#)   IN FISCAL YEAR   PER SHARE($/SH)      DATE       5%($)        10%($)
----                            ------------ ---------------- ----------------- ----------- ----------- --------------
Patricio E. Northland .........  1,614,000              57%        $ 3.85        Oct. 2007  3,907,000       9,903.000
Douglas G. Geib II ............  1,036,000              36%        $ 2.90        Oct. 2007  1,889,000       4,788,000

     The following table sets forth information with respect to ICCA's Named Executive Officers concerning the exercise of options during 1997 and unexercised options held as of the end of 1997.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                                                                                   VALUE OF
                                                                        NUMBER OF SECURITIES      UNEXERCISED
                                                                             UNDERLYING          IN-THE-MONEY
                                                                        UNEXERCISED OPTIONS       OPTIONS AT
                                                                            AT FY-END(#)           FY-END($)
                                                                      -----------------------   --------------
                                   SHARES ACQUIRED        VALUE             EXERCISABLE/         EXERCISABLE/
NAME                                ON EXERCISE(#)     REALIZED($)         UNEXERCISABLE         UNEXERCISABLE
----                              -----------------   -------------   -----------------------   --------------
Patricio E. Northland .........                --              --     1,538,000 / 1,076,000           -- / --
Douglas G. Geib II ............                --              --       345,000 /   691,000           -- / --

EMPLOYMENT AND CONSULTANTS AGREEMENTS

     In September 1997, the Company entered into an employment and severance agreement (the "Northland Agreement") with Patricio E. Northland, President, Chief Executive Officer and Chairman of the Board of Directors of the Company, which replaced his former employment agreement with the Company. The Northland Agreement has a term of three years unless terminated earlier for cause, death or disability, and provides for an initial annual base salary of $350,000, subject to an increase of $50,000 in each of the second and third year of the agreement. In addition, Mr. Northland was granted non-qualified stock options to purchase 300,000 shares of ICCA's Common Stock in the following manner:
100,000 shares which vest on the date of employment at an exercise price of $4.00 per share; 100,000 shares which vest one year thereafter at an exercise price of $6.00 per share; and 100,000 shares which vest two years after the date of employment at an exercise price of $8.00 per share. In consideration of Mr. Northland's agreement to terminate his former employment agreement with the Company, which would have provided for a $750,000 bonus to Mr. Northland upon consummation of the Senior Note Offering, the Company agreed to pay Mr. Northland a performance bonus of $250,000 and vest all of his existing options to acquire 1,000,000 shares of Common Stock granted under his prior employment agreement.

     During May 1997, the Company entered into an employment and severance agreement (the "Geib Agreement") with Douglas G. Geib II, Chief Financial Officer of ICCA. The Geib Agreement has a term of three years unless terminated earlier for cause, death or disability, and provides for an annual salary of $250,000. In addition to the base salary, the Geib Agreement provides for a primary performance award based upon business criteria which is designed to enhance shareholder value during each year up to a maximum of 100 percent of the base salary payable thereunder. Mr. Geib was also granted non-qualified stock options to purchase 500,000 shares of ICCA's Common Stock at an exercise price of $2.42 per share. One-third of such options became exercisable on date of employment, and the remainder vest in equal annual installments over the first two years of Mr. Geib's three-year employment period.

     During October 1997, the Company entered into an agreement with Mr. Ivan Van de Wyngard (the "Van de Wyngard Agreement") for the performance of certain management, consulting and advisory services to the Company. Under the Van de Wyngard Agreement, Mr. Van de Wyngard will receive a monthly fee of $7,500 as compensation for his services. The Van de Wyngard Agreement has a term of one year and may be extended upon mutual agreement between the parties.

STOCK OPTIONS

     As of August 3, 1998 ICCA has outstanding options to purchase 7,490,000 shares of Common Stock.

     During 1996, 2,060,000 stock options were granted by ICCA to its executive officers and directors. On May 29, 1997, the Board of Directors of ICCA granted stock options in an aggregate amount of 200,000 shares of Common Stock to Mr. Kleinman of which 50,000 shares vested on May 29, 1997 and the remainder vest in equal annual installments over a three year period. During September 1997, ICCA agreed to grant the following stock options to the following officers of ICCA at an exercise price of $2.13 per share, the then market value of the Common Stock: (i) Patricio E. Northland, President, Chief Executive Officer and Chairman, was granted options to acquire 600,000 shares; and (ii) Douglas G. Geib II, Chief Financial Officer and a director of ICCA, was granted options to acquire 250,000 shares. In addition, in October 1997, ICCA agreed upon consummation of the Senior Note Offering to grant options to acquire an additional 714,000 and 286,000 shares to Mr. Northland and Mr. Geib, respectively, at an exercise price of $4.40 per share. See "Certain Relationships and Related Party Transactions."

LIMITATION OF DIRECTORS' AND OFFICERS' LIABILITY AND INDEMNIFICATION

     ICCA's Articles of Incorporation and By-laws contain certain provisions that eliminate the liability of its directors and officers to the fullest extent permitted by the Texas Business Corporation Act, except that they do not eliminate liability for: (i) any breach of the duty of loyalty to the Company or its shareholders; (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;
(iii) an act or omission for which the liability of a director is expressly provided by an applicable statute; or (iv) any transaction from which the director derived an improper personal benefit. The Texas Business Corporation Act provides that Texas corporations may indemnify any director, officer or employee made or threatened to be made a party to a proceeding, by reason of the former or present official capacity of such person, if such person (i) conducted himself in good faith and (ii) reasonably believed that his conduct was in the corporation's best interests or, in the case of any criminal proceeding, that his conduct was not unlawful and opposed to the corporation's best interests. The indemnification provision does not permit indemnification of officers, directors and employees (i) when such persons are found liable to the corporation or (ii) for any transaction from which such persons derive improper personal benefits. The foregoing provisions may reduce the likelihood of derivative litigation against directors, officers and employees of the Company and may discourage or deter shareholders or management from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, even though such an action, if successful, might otherwise have benefited the Company and its shareholders.


     The Company has entered into an indemnification agreement with each director (an "Indemnitee"). Pursuant to the indemnification agreement, the Company will indemnify an Indemnitee to the fullest extent permitted by law, notwithstanding that such indemnification is not specifically authorized by the agreement, ICCA's Articles of Incorporation and By-laws, or statute. In addition, the Company will indemnify each Indemnitee against any and all expenses incurred in connection with claims relating to the fact that such Indemnitee is or was a director, officer, employee, agent or fiduciary of the Company or any subsidiary of the Company, and the Company will advance all such expenses. The Company maintains directors' and officers' liability insurance.


     Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling ICCA pursuant to the foregoing provisions, ICCA has been informed that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and therefore unenforceable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                               SECURITY OWNERSHIP


         The following table sets forth, as of August 6, 1998, information with respect to the beneficial ownership of the Company's Common Stock by (i) each director of the Company, (ii) the Named Executive Officers, (iii) the beneficial owners of more than 5% of the outstanding Common Stock and (iv) all directors and executive officers of the Company, as a group.


                                                                               AMOUNT AND            PERCENTAGE
                                                                               NATURE OF                 OF
                                                                               BENEFICIAL           OUTSTANDING
                           NAME AND ADDRESS                                    OWNERSHIP(1)          SHARES(2)
----------------------------------------------------------------------    --------------------   ------------------

Patricio E. Northland(3)                                                  2,438,000                     7.4%
Douglas G. Geib II(3)                                                       845,332                     2.6%
George Cargill(4)                                                         2,000,000                     6.1%
David Kleinman(5)                                                           100,000                       *
Andrew Hulsh(6)                                                              50,000                       *
UBS Securities LLC(7)                                                     2,250,000                     6.8%
Hernan Streeter Rios(3)                                                   2,313,750                     7.0%


ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (5 persons)               5,433,332                    16.5%

------------
 *       Less than 1%.
(1) Includes shares of Common Stock which may be acquired pursuant to options and warrants exercisable within 60 days of August 6, 1998.
(2) Based on 32,953,554 shares of Common Stock issued and outstanding on August 6, 1998, plus shares of Common Stock which may be acquired pursuant to options and warrants exercisable within 60 days of August 6, 1998.
(3) The address of this person is 2600 Douglas Road, Suite 501, Coral Gables, Florida 33134.
(4)      The address of this person is Eliodoro Yanez, 2238 Santiago, Chile.
(5)      The address of this person is 1101 E. 58th Street, Chicago, Illinois
         60637.
(6) The address of this person is 1200 Brickell Avenue, Suite 1900, Miami, Florida 33131.
(7)      The address of this company is 299 Park Avenue, New York, New York
         10171.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

TELECTRONIC S.A. AND MR. HERNAN STREETER

     During the three years ended December 31, 1997, the Company entered into certain transactions with Telectronic S.A. and its founders, Mr. George A. Cargill and Mr. Eleazar Donoso. Mr. Cargill and Mr. Donoso are both Company shareholders. Mr. Cargill is also a current director of the Company.

     During the three years ended December 31, 1997 the Company entered into several transactions with Mr. Hernan Streeter. Mr. Streeter formerly served the Company as its Chief Executive Officer and its Chairman of the Board. In addition, he is a principal shareholder of the Company. The Company paid salaries to Mr. Streeter of $120,000 and $110,000 during 1995 and 1996, respectively.

     From 1994 to 1996 the Company granted Mr. Cargill 290,000 stock options with a weighted average exercise price of $2.09.

     The Company purchased approximately $205,000, $172,000 and $77,000 of certain telecommunication equipment in 1995, 1996 and 1997, respectively, from Teletronic, S.A. During 1997 the Company issued and redeemed $200,000 of bridge notes from Mr. Cargill. In connection with such bridge notes Mr. Cargill received 20,000 warrants to purchase the Company's common stock at an exercise price of $2.56 per warrant.

     From 1994 to 1996 the Company granted Mr. Streeter 510,000 stock options with a weighted average exercise price of $1.91, respectively.

     On July 24, 1995, Mr. Donoso received 1,425,000 shares of Common Stock (the "Donoso Shares") from the Company in exchange for his ownership interest in HSI, a company which was acquired by the Company, in a transaction which was exempt from the registration requirements of the Securities Act pursuant to Regulation S and Section 4(2) thereof. On September 14, 1995, Mr. Donoso loaned the Donoso Shares to Laura Investments, Ltd., a company owned and controlled by Mr. Streeter.


     From September 14, 1995 to March 1996, Laura Investments, Ltd. loaned the Company an aggregate amount of $1,631,550. During March 1996, the Company converted the original principal amount of $1,631,550, plus accrued interest of $7,000 into 839,235 shares of Common Stock which were registered in the name of Laura Investments, Ltd. and issued in a transaction which was exempt from the registration requirements of the Securities Act pursuant to Regulation S and
Section 4(2) thereof.


     During September 1997, Laura Investments Ltd. agreed to transfer 839,235 shares of the Company's Common Stock to Mr. Donoso in an attempt to satisfy its obligatons to Mr. Donoso in connection with the transfer of the Donoso Shares to Laura Investments, Ltd. which occurred on September 14, 1995. However, Mr. Donoso claimed that the Company owed him additional shares of Common Stock in consideration of the initial transaction between Mr. Donoso and Laura Investments Ltd. on September 14, 1995 (or the equivalent monetary consideration). The Company issued 300,000 shares of Common Stock to Mr. Donoso in October 1997 in settlement of all outstanding claims by Mr. Donoso against the Company. The Company recognized interest expense of $852,000 related to the aggregate fair value of such shares of Common Stock issued to Mr. Donoso. This transaction was exempt from the registration requirements of the Securities Act pursuant to Sections 4(2) and 4(6) thereof.


     Mr. Streeter was the founder and Chief Executive Officer of Hewster, which was acquired by the Company during 1996. Prior to its acquisition, Hewster provided approximately $237,000 of telecommunications services to the Company. Mr. Streeter also was the primary shareholder and General Manager of FirstCom Long Distance, which was acquired by the Company during 1997. Prior to this acquisition, the Company made sales of $162,000 to FirstCom Long Distance. Pursuant to provisions of the FirstCom Long Distance purchase agreement, the Company agreed to pay Mr. Streeter a consulting fee of $120,000 during 1998.

MAROON BELLS CAPITAL PARTNERS ("MBCP")


     During the three years ended December 31, 1997 the Company entered into certain transactions with MBCP. Two former directors of the Company, Paul Moore and Phillip Magiera, are principals in MBCP. MBCP has provided certain consulting and financial advisory services to the Company during the past three years.


     From 1994 to 1996, the Company granted MBCP and its principals 1,015,000 stock options with a weighted average exercise price of $2.12.


     During 1995, the Company recognized $100,000 as a financial advisory fee to MBCP. During 1996, the Company purchased $493,000 in equipment whereby MBCP acted as a broker.


     During 1996 and 1997, the Company converted $316,000 plus accrued interest of $30,000 and $240,000, respectively, of outstanding liabilities to MBCP into 172,506 and 80,000 shares, respectively, of the Company's Common Stock. The value assigned to the Common Stock during (i) 1996 was determined by the Company's Board of Directors based on similar transactions (E.G., private placements) and (ii) 1997 was based on the NASDAQ trading price.


     During October 1997, the Company entered into an agreement with MBCP and its principals, Theodore Swindells, Paul Moore and Phillip Magiera, to compensate them for services rendered to the Company. Pursuant to such agreement, the Company made a cash payment to MBCP of $500,000 at the closing of the Senior Note offering and issued to each of Messrs. Moore and Magiera 250,000 shares of Common Stock and options to acquire 250,000 shares of Common Stock at an exercise price of $2.13 per share. The Company recognized non-cash consulting expense related to (i) the grant date fair value of the Common Stock of approximately $1,420,000 and (ii) the intrinsic value of the stock options of approximately $355,000. The fair value of such common stock and the intrinsic value of such stock options was based on the Common Stock's grant date NASDAQ trading price. Messrs. Moore and Magiera resigned from the Company's board of Directors effective as of the date of the agreement.


OTHER RELATED PARTY TRANSACTIONS


     The Company paid approximately $865,000 in legal fees in 1997 to Baker & McKenzie. Andrew Hulsh is a Senior Partner of Baker & McKenzie and a director of the Company.


     In connection with the FirstCom Long Distance Acquisition, the Company issued to Mr. Silva, a former director of the Company, a fee in the aggregate amount of 100,000 shares of Common Stock for his services in facilitating the transaction. A value of $200,000 was assigned to such Common Stock equivalent to the grant date market price.


     During September 1997, ICCA's Board of Directors ratified the issuance of the following shares of Common Stock to the following officers of ICCA: (i) 600,000 shares of Common Stock to Patricio E. Northland, President, Chief Executive Officer and Chairman of the Board and (ii) 250,000 shares of Common Stock to Douglas G. Geib II, Chief Financial Officer of ICCA. No cash consideration was paid by either officer for such shares. The Company recognized non-cash compensation expense of approximately $1,650,000 and $688,000 representing the grant date fair value of the aforementioned 600,000 and 250,000 shares of Common Stock, respectively. In addition, on the same date, the Company granted the following stock options to the following officers of ICCA at an exercise price of $2.13 per share: (i) Patricio E. Northland, President, Chief Executive Officer and Chairman of the Board, was granted options to acquire 600,000 shares of Common Stock, one-third of which vested immediately and the remainder in equal annual installments over the next two years; and (ii) Douglas G. Geib II, Chief Financial Officer and a director of ICCA, was granted options to acquire 250,000 shares of Common Stock, one third of which vested immediately and the remainder vest in equal annual installments over the next two years. The Company recognized non-cash compensation expense of approximately $372,000 and $155,000, representing the grant date intrinsic value of the aforementioned 600,000 and

250,000 stock options, respectively. In addition, in October 1997, ICCA agreed upon consummation of the Offering to grant options to acquire an additional 714,000 and 286,000 shares to Mr. Northland and Mr. Geib, respectively, at an exercise price of $4.40 per share--One third of such options vested immediately and the remainder vest in equal annual installments over the next two years. The strike price of such options exceeded the grant date fair value of the underlying common stock. As such the options had no intrinsic value and no related compensation expense was recorded.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          Exhibits


  EXHIBIT
   NUMBER     DESCRIPTION OF EXHIBITS
-----------   ----------------------------------------------------------------------------------------------
  2.1      Stock Purchase Agreement, dated as of September 9, 1997, as amended, between
           InterAmericas Communications Corporation and Inversiones Druma S.A. for the
           Acquisition of 99.9% of the Outstanding shares of capital of Iusatel Chile S.A., previously filed as an exhibit to Registrant's Current Report on Form 8-K, filed with the Commission on
           September 24, 1997 and incorporated herein by reference.
  3.1      Articles of Incorporation of InterAmericas Communications Corporation previously filed as an exhibit to the Registrant's Form 8-A Registration Statement, filed with the Commission on November 29, 1994 and incorporated herein by reference.
  3.2      By-laws of InterAmericas Communications Corporation previously filed as an exhibit to
           Amendment No. 4 to the Form S-4 Registration Statement of the Registrant, filed with the
           Commission on August 12, 1998 and incorporated herein by reference.
  4.1      Purchase Agreement, dated as of October 21, 1997 by and among InterAmericas
           Communications Corporation, Hewster Chile S.A. Red de Servicios Empresariales de
           Telecomunicaciones S.A. and UBS Securities LLC previously filed as an exhibit to
           Registrant's Registration Statement on Form S-4, filed with the Commission on
           December 10, 1997 and incorporated herein by reference.
  4.2      Form of Existing Note previously filed as an exhibit to Registrant's Registration Statement on Form S-4, filed with the Commission on December 10, 1997 and incorporated herein by reference.
  4.3      Indenture, dated as of October 27, 1997 between InterAmericas Communications
           Corporation and State Street Bank & Trust Company, N.A. previously filed as an exhibit to
           Registrant's Registration Statement on Form S-4, filed with the Commission on
           December 10, 1997 and incorporated herein by reference.
  4.4      A/B Exchange Registration Rights Agreement, dated as of October 27, 1997, between
           InterAmericas Communications Corporation and UBS Securities LLC previously filed as an exhibit to Registrant's Registration Statement on Form S-4, filed with the Commission on
           December 10, 1997 and incorporated herein by reference.
  4.5      Warrant Agreement, dated as of October 27, 1997, between the Registrant and State Street
           Bank & Trust Company, N.A. previously filed as an exhibit to Registrant's Registration
           Statement on Form S-4, filed with the Commission on December 10, 1997 and incorporated herein by reference.
  4.6      Warrant Registration Rights Agreement, dated as of October 27, 1997 between
           InterAmericas Communications Corporation and UBS Securities LLC previously filed as an exhibit to Registrant's Registration Statement on Form S-4, filed with the Commission on
           December 10, 1997 and incorporated herein by reference.
  4.7      Specimen of InterAmericas Communications Corporation 14% Senior Note due October 27,
           2007 previously filed as an exhibit to Registrant's Registration Statement on Form S-4, filed with the Commission on December 10, 1997 and Incorporated herein by reference.

 EXHIBIT
 NUMBER    DESCRIPTION OF EXHIBITS
--------   -----------------------------------------------------------------------------------------------
 4.8       Proceeds Pledge and Escrow Agreement, dated as of October 27, 1997 between
           InterAmericas Communications Corporation and State Street Bank and Trust Company,
           N.A., previously filed as an exhibit to Registrant's Registration Statement on Form S-4, filed with the Commission on December 10, 1997 and incorporated herein by reference.
 5.1       Opinion of Baker & McKenzie.
10.1       Employment Agreement, dated as of October 7, 1997, between InterAmericas
           Communications Corporation and Patricio E. Northland, previously filed as an exhibit to
           Amendment No. 4 to the Form S-4 Registration Statement of the Registrant filed with the
           Commission on August 12, 1998 and incorporated herein by reference.
10.2       Employment and Severance Agreement, dated as of April 14, 1997, between InterAmericas
           Communications Corporation and Douglas G. Geib previous filed as an exhibit to
           Amendment No. 4 to the Form S-4 Registration Statement of the Registrant filed with the
           Commission on August 12, 1998 and incorporated herein by reference.
21.1       Subsidiaries of the Registrant previously filed as an exhibit to Registrant's Form 10-KSB, filed with the Commission on March 10, 1998 and incorporated herein by reference.
23.1       Consent of PricewaterhouseCoopers LLP.
23.2       Consent of Baker & McKenzie (included in Exhibit 5.1).
25.1       Statement of Eligibility of State Street Bank and Trust Company, N.A. previously filed as an exhibit to Registrant's Registration Statement on Form S-4, filed with the Commission on
           December 10, 1997 and incorporated herein by reference.
99.1       Form of Letter of Transmittal previously filed as an exhibit to Registrant's Registration
           Statement on Form S-4, filed with the Commission on December 10, 1997 and incorporated herein by reference.
99.2       Form of Notice of Guaranteed Delivery previously filed as an exhibit to Registrant's
           Registration Statement on Form S-4, filed with the Commission on December 10, 1997 and incorporated herein by reference.
99.3       Form of Exchange Agent Agreement previously filed as an exhibit to Registrant's
           Registration Statement on Form S-4, filed with the Commission on December 10, 1997 and incorporated herein by reference.
99.4       Form of Information Agent Agreement previously filed as an exhibit to Registrant's
           Registration Statement on Form S-4, filed with the Commission on December 10, 1997 and incorporated herein by reference.


(b)     Financial Statements Schedules:

SCHEDULE
NUMBER                      SCHEDULE
--------                    --------
Schedule II     --          Valuation and Qualifying Accounts for the Years
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

SCHEDULE II.  VALUATION AND QUALIFYING ACCOUNTS


                     BALANCE AT                                      BALANCE AT
                      DECEMBER                                        DECEMBER
DESCRIPTION           31, 1996       ADDITIONS     DEDUCTIONS         31, 1997
-----------          -----------     ---------     ----------        -----------

Deferred tax asset
valuation allowance   $1,900,000     7,800,000         --             $9,700,000

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Coral Gables, Florida on the 12th day of August, 1998.


                                        INTERAMERICAS COMMUNICATIONS CORPORATION

                                        By:/S/ PATRICIO E. NORTHLAND
                                           -------------------------------------
                                           Patricio E. Northland
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

                  NAME                               TITLE                                       DATE
                  ----                               -----                                       ----

/S/ PATRICIO E. NORTHLAND                  Chairman of the Board, Director                   August 12, 1998
--------------------------------------     President and Chief Executive Officer
         Patricio E. Northland             (PRINCIPAL EXECUTIVE OFFICER)


/S/ DOUGLAS G. GEIB*                       Chief Financial Officer and                       August 12, 1998
---------------------------------------    Director (PRINCIPAL FINANCIAL
         Douglas G. Geib II                AND ACCOUNTING OFFICER)


/S/ DAVID C. KLEINMAN*                     Director                                          August 12, 1998
---------------------------------------
         David C. Kleinman


/S/ GEORGE A. CARGILL*                     Director                                          August 12, 1998
---------------------------------------
         George A. Cargill


/S/ ANDREW HULSH*                          Director                                          August 12, 1998
---------------------------------------
         Andrew Hulsh


*By: /S/ PATRICIO E. NORTHLAND
     ----------------------------------
         Patricio E. Northland
         Attorney-in-fact


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


     As described in Note 5, during 1996 and 1995, the Company had significant transactions and relationships with related parties. Because of these relationships, it is possible that the terms of these transactions may not be the same as those that would result from transactions among wholly unrelated parties.


     As described in Note 2, the Company has restated its financial statements for the years ended December 31, 1997 and 1996.




PricewaterhouseCoopers LLP


Miami, Florida
March 2, 1998, except as to Note 2
which is as of August 6, 1998

                   INTERAMERICAS COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                 (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)




                                                                           DECEMBER 31,
                                                                     ------------------------
                                                                         1996         1997
                                                                     ------------ -----------
                                                                      (AS RESTATED, NOTE 2)

ASSETS
Current assets:
 Cash and cash equivalents .........................................  $     723    $  14,936
 Restricted cash ...................................................         --       61,028
 Restricted investments ............................................         --       20,404
 Accounts receivable, net ..........................................        113        2,367
 Prepaid expenses and other current assets .........................        491        1,208
                                                                      ---------    ---------
  Total current assets .............................................      1,327       99,943
Restricted investments .............................................         --       37,488
Telecommunications networks, net ...................................      3,956        9,348
Intangible assets, net .............................................      9,568       15,186
Deferred financing costs ...........................................         42       14,971
                                                                      ---------    ---------
  Total assets .....................................................  $  14,893    $ 176,936
                                                                      =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable ..................................................  $     299    $   4,023
 Convertible debentures ............................................         --        1,550
 Accrued interest ..................................................         83        3,925
 Other accrued expenses ............................................        591        2,631
 Due to related parties ............................................        416          263
 Lease obligations, current ........................................        114          313
 Other current liabilities .........................................        323          322
                                                                      ---------    ---------
  Total current liabilities ........................................      1,826       13,027
Senior notes, net ..................................................         --      131,626
Lease obligations, less current portion ............................        248          356
                                                                      ---------    ---------
  Total liabilities ................................................      2,074      145,009
                                                                      ---------    ---------
Commitments and contingencies ......................................         --           --
                                                                      ---------    ---------
Stockholders' equity
 Preferred stock, $.001 par value, authorized 10,000,000 shares, none issued .....................................................
 Common stock, $.001 par value, authorized 50,000,000 shares, issued and outstanding as of December 31, 1996 and 1997
   16,152,518 and 19,084,300 shares, respectively ..................         16           19
 Additional paid in capital ........................................     23,168       31,562
 Warrants ..........................................................         --       26,737
 Accumulated deficit ...............................................    (10,287)     (26,153)
 Cumulative translation adjustments ................................        (78)        (238)
                                                                      ---------    ---------
  Total stockholders' equity .......................................     12,819       31,927
                                                                      ---------    ---------
  Total liabilities and stockholders' equity .......................  $  14,893    $ 176,936
                                                                      =========    =========



       The accompanying notes are an integral part of these consolidated financial statements.

                   INTERAMERICAS COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)








                                           YEAR ENDED DECEMBER 31,
                                 -------------------------------------------

                                      1995          1996           1997
                                 ------------- -------------- --------------
                                                   (AS RESTATED, NOTE 2)
  Revenues .....................  $      224    $       652    $     1,130
  Operating expenses:
   Cost of revenues ............         408            958          1,203
   Selling, general and
    administrative .............       1,906          3,272          4,678
   Non-cash compensation and
    consulting .................          12             73          4,640
   Depreciation and
    amortization ...............         396            842          1,201
                                  ----------    -----------    -----------
                                       2,722          5,145         11,722
                                  ----------    -----------    -----------
  Loss from operations .........      (2,498)        (4,493)       (10,592)
  Interest expense .............        (319)          (246)        (6,521)
  Interest income ..............          10             80          1,315
  Other expense, net ...........         (66)          (103)           (68)
                                  ----------    -----------    -----------
  Net loss .....................      (2,873)        (4,762)       (15,866)
                                  ==========    ===========    ===========
  Net basic and diluted loss
   per share ...................  $     (.31)   $      (.32)   $      (.95)
                                  ==========    ===========    ===========
  Weighted average common
   shares outstanding ..........   9,407,000     14,795,660     16,667,719
                                  ==========    ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements.

                   INTERAMERICAS COMMUNICATIONS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)






                                                    COMMON STOCK
                                               ----------------------  ADDITIONAL
                                                                         PAID-IN
                                                  SHARES     AMOUNTS     CAPITAL
                                               ------------ --------- ------------
  Balances at December 31, 1994 ..............   6,316,024     $ 6      $ 2,637
  Common stock issued in private
   placements ................................     635,761       1        1,962
  Conversion of debt .........................   4,888,900       5        1,126
  Stock issued for acquisitions ..............     111,000      --          400
  Imputed interest on
   related party notes .......................          --      --           16
  Stock option grants ........................          --      --           12
  Currency translation adjustment ............          --      --           --
  Net loss ...................................          --      --           --
                                                 ---------     ---      -------
  Balances at December 31, 1995 ..............  11,951,685      12        6,153
  Common stock issued in private
   placements ................................   1,939,042       2        7,430
  Conversion of debt .........................   1,011,791       1        1,985
  Stock issued for acquisitions ..............   1,250,000       1        7,487
  Imputed interest on related
   party notes ...............................          --      --           40
  Stock option grants ........................          --      --           73
  Currency translation adjustment ............          --      --           --
  Net loss ...................................          --      --           --
                                                ----------     ---      -------
  Balances at December 31, 1996
   (As Restated, Note 2) .....................  16,152,518      16       23,168
  Conversion of debt .........................   1,101,782       1        1,993
  Beneficial conversion feature ..............          --      --          810
  Reversal of beneficial conversion
   feature upon redemption of debt ...........          --      --         (344)
  Stock issued to a former director in
   connection with the FirstCom Long
   Distance Acquisition ......................     100,000      --          205
  Stock issued as compensation to officers
   and former directors ......................   1,350,000       2        3,756
  Stock option grants to officers and
   former directors ..........................          --      --          882
  Conversion of liabilities ..................      80,000      --          240
  Stock issued for past financial
   assistance ................................     300,000      --          852
  Warrants to purchase common stock ..........          --      --           --
  Currency translation adjustment ............          --      --           --
  Net loss ...................................          --      --           --
                                                ----------     ---      -------
  Balances at December 31, 1997
   (As Restated, Note 2) .....................  19,084,300      19       31,562


























                                                   ACCRUED                    CUMULATIVE
                                                DISTRIBUTIONS   ACCUMULATED   TRANSLATION
                                                 AND WARRANT      DEFICIT     ADJUSTMENT      TOTAL
                                               --------------- ------------- ------------ -------------
  Balances at December 31, 1994 ..............    $  (6,088)     $  (2,652)     $  (14)     $  (6,111)
  Common stock issued in private
   placements ................................           --             --          --          1,963
  Conversion of debt .........................        6,088             --          --          7,219
  Stock issued for acquisitions ..............           --             --          --            400
  Imputed interest on
   related party notes .......................           --             --          --             16
  Stock option grants ........................           --             --          --             12
  Currency translation adjustment ............           --             --          44             44
  Net loss ...................................           --         (2,873)         --         (2,873)
                                                  ---------      ---------      ------      ---------
  Balances at December 31, 1995 ..............           --         (5,525)         30            670
  Common stock issued in private
   placements ................................           --             --          --          7,432
  Conversion of debt .........................           --             --          --          1,986
  Stock issued for acquisitions ..............           --             --          --          7,488
  Imputed interest on related
   party notes ...............................           --             --          --             40
  Stock option grants ........................           --             --          --             73
  Currency translation adjustment ............           --             --        (108)          (108)
  Net loss ...................................           --         (4,762)         --         (4,762)
                                                  ---------      ---------      ------      ---------
  Balances at December 31, 1996
   (As Restated, Note 2) .....................           --        (10,287)        (78)        12,819
  Conversion of debt .........................           --             --          --          1,993
  Beneficial conversion feature ..............           --             --          --            810
  Reversal of beneficial conversion
   feature upon redemption of debt ...........           --             --          --           (344)
  Stock issued to a former director in
   connection with the FirstCom Long
   Distance Acquisition ......................           --             --          --            205
  Stock issued as compensation to officers
   and former directors ......................           --             --          --          3,758
  Stock option grants to officers and
   former directors ..........................           --             --          --            882
  Conversion of liabilities ..................           --             --          --            240
  Stock issued for past financial
   assistance ................................           --             --          --            852
  Warrants to purchase common stock ..........       26,737             --          --         26,737
  Currency translation adjustment ............           --             --        (160)          (160)
  Net loss ...................................           --        (15,866)         --        (15,866)
                                                  ---------      ---------      ------      ---------
  Balances at December 31, 1997
   (As Restated, Note 2) .....................       26,737        (26,153)       (238)        31,927



The accompanying notes are an integral part of these consolidated financial statements.

                   INTERAMERICAS COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)



                                                                                           YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------------------
                                                                                      1995           1996           1997
                                                                                 -------------- -------------- -------------
                                                                                                   (AS RESTATED, NOTE 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ......................................................................    $(2,873)       $(4,762)     $  (15,866)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization expense ........................................        396            842           1,201
  Amortization of deferred financing costs and original issue discounts ........         --             --             518
  Beneficial conversion features on convertible debentures, net ................         --             --             466
  Capitalized interest related to network construction .........................         --             --            (712)
  Services exchanged for common stock ..........................................         12             73             852
  Non-cash compensation and consulting expense .................................         --             --           4,640
  Interest converted to equity .................................................        183             49              45
  Changes in assets and liabilities:
   Accounts receivable .........................................................        (70)          (105)            (29)
   Prepaid expenses and other current assets ...................................        202           (197)           (258)
   Other assets ................................................................         76            (53)            (64)
   Accounts payable and accrued expenses .......................................           (4)         299           4,602
   Due to related parties ......................................................        (66)          (251)           (179)
   Other current liabilities ...................................................         --            171            (105)
   Deferred taxes ..............................................................           (6)          --              --
                                                                                    ----------     -------      ----------
    Cash used in operating activities ..........................................     (2,150)        (3,934)         (4,889)
                                                                                    ---------      -------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of telecommunications network ........................................       (720)        (1,453)         (2,763)
 Restricted cash and investments ...............................................         --             --        (118,920)
 Acquisition of FirstCom Long Distance .........................................         --             --          (5,799)
 Acquisition of Visat ..........................................................       (450)            --              --
 Acquisition of FirstCom Networks ..............................................         --         (1,515)             --
                                                                                    ---------      -------      ----------
    Cash used in investing activities ..........................................     (1,170)        (2,968)       (127,482)
                                                                                    ---------      -------      ----------
Cash flows from financing activities:
 Issuance of Senior Notes ......................................................         --             --         150,000
 Deferred financing costs ......................................................         --             --          (7,000)
 Proceeds from credit agreements ...............................................         --             --              --
 Proceeds from convertible debentures ..........................................         --             --           3,500
 Repayment of convertible debentures ...........................................         --             --              --
 Issuance of common stock ......................................................      1,963          7,430              --
 Net proceeds from issuance of (repayments to)
  notes payable and Bridge Notes ...............................................        893         (1,061)             --
 Additions to notes payable to related party ...................................        407          1,232              --
 (Payments under) proceeds from leasing obligations ............................         --            (31)             84
                                                                                    ---------      -------      ----------
    Cash provided by financing activities, net .................................      3,263          7,570         146,584
                                                                                    ---------      -------      ----------
Net increase (decrease) in cash and cash equivalents ...........................        (57)           668          14,213
Effect of exchange rate changes on cash ........................................         --               (2)           --
Cash and cash equivalents at beginning of year .................................        114             57             723
                                                                                    ---------      ---------    ----------
Cash and cash equivalents at end of year .......................................    $    57        $   723      $   14,936
                                                                                    =========      =========    ==========
 Cash paid for interest ........................................................    $     2        $   153      $      545
                                                                                    =========      =========    ==========



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


ACQUISITION OF RESETEL


     On May 7, 1996, the Company acquired 100% of Resetel's outstanding stock in exchange for 1,250,000 shares of Common Stock of the Company. The purchase price of approximately $7,490 has been substantially allocated to a local carrier concession. A fair value of $5.99 was assigned to each share issued to the shareholders of Resetel (See Note 2).


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


     The excess purchase price, of approximately $6,200, over the fair value of the net assets acquired has been allocated to FirstCom Long Distance's telephone carrier concession. The Company has

                   INTERAMERICAS COMMUNICATIONS CORPORATION

                 (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)


1. ORGANIZATION AND BUSINESS FORMATION--(CONTINUED)

accounted for the acquisition of FirstCom Long Distance as if it occurred on December 31, 1997, since FirstCom Long Distance's estimated operating results for the period from December 17, 1997 to December 31, 1997 were not material.


OTHER RELATED ACQUISITION DISCLOSURES


     The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of FirstCom Networks, Resetel and FirstCom Long Distance had occurred at the beginning of the periods presented, and do not purport to be indicative of the results that actually would have occurred if the acquisition had been consummated as of those dates or of results which may occur in the future:




                                         DECEMBER 31,
                                  --------------------------
                                      1996           1997
                                  ------------   -----------
                                         (UNAUDITED)
   Revenue ....................    $   8,614      $  11,145
   Net loss ...................      (33,011)       (36,702)
   Net loss per share .........    $   (2.22)     $   (2.20)



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





                                                   DECEMBER 31,          ESTIMATED
                                              -----------------------     USEFUL
                                                 1996         1997         LIFE
                                              ---------   -----------   ----------
   Satellite transmission rights ..........    $1,166      $  1,166      10 years
   Concessions ............................     7,494        13,770      20 years
   Goodwill ...............................     1,289         1,289      10 years
                                               ------      --------
                                                9,949        16,225
   Less: accumulated amortization .........      (381)       (1,039)
                                               ------      --------
                                               $9,568      $ 15,186
                                               ======      ========

                   INTERAMERICAS COMMUNICATIONS CORPORATION

                 (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)


2. RESTATED FINANCIAL INFORMATION AND AMENDED QUARTERLY FINANCIAL INFORMATION

     During August 1998, the Company restated its December 31, 1997 and 1996 financial statements to reflect the effect of revising the price per share of Company common stock issued in connection with the May 1996 acquisition of Resetel (see Note 1) from $2.25 to $5.99 per share. The revised price per share is based on the average closing price of the Company's common stock for the period of 14 days before and after the date the terms of the acquisition were announced. The previously recorded purchase price was based on the Company's March 1996 private placement. The effect of the change in price per share increased the reported purchase price from approximately $2,800 to $7,500. The effect of the restatement on (1) the Company's annual statements of operations, related to increased amortization expense, was to increase net loss by $136 and $234, resulting in a net loss of $4,762 and $15,866 for the years ended
December 31, 1996 and 1997, respectively (2) on the Company's stockholders' equity, related to the increased purchase price, was to increase additional paid in capital by $4,675, resulting in additional paid in capital of $23,168 and $31,562 as of December 31, 1996 and 1997, respectively and (3) on the Company's net basic and diluted loss per share, related to increased amortization expense of $0.01 per share, resulting in net basic and diluted loss per share of $0.32 and $0.95 for the years ended December 31, 1996 and 1997.

     During October 1997 and August 1998 the Company amended certain financial information as reported on Forms 10-QSB during 1996 and 1997. A summary of the original and amended unaudited financial information and a description of the related impact of the Company's statement of operations follows:


                                            THREE MONTHS     SIX MONTHS     NINE MONTHS
                                                ENDED          ENDED           ENDED
                                              MARCH 31,       JUNE 30,     SEPTEMBER 30,
                                                1996            1996            1996
                                           -------------- --------------- ---------------
Revenues .................................    $   58          $  113          $  477
Loss from Operations .....................      (591)         (1,646)         (2,911)
Net loss, as amended .....................    $ (621)         $(1,711)        $(2,981)
                                              ======          =======         =======
Net basic and diluted loss per
 share,as amended ........................    $(0.05)         $(0.12)         $(0.20)
                                              ======          =======         =======
General and administrative
 expenses ................................                       247 (a)         247 (a)
Depreciation expense .....................       110 (a)         240 (a)         240 (a)
Interest expense .........................                        36 (a)          36 (a)
Amortization expenses ....................                        64 (c)         122 (c)
                                              ------          -------         -------
Net loss, as originally reported .........    $ (511)         $(1,124)        $(2,336)
                                              ======          =======         =======
Net basic and diluted loss per
 share,as originally reported ............    $(0.04)         $(0.08)         $(0.16)
                                              ======          =======         =======
                                            THREE MONTHS     SIX MONTHS       NINE MONTHS
                                                ENDED           ENDED            ENDED
                                              MARCH 31,       JUNE 30,       SEPTEMBER 30,
                                                1997            1997              1997
                                           -------------- ---------------- -----------------
Revenues .................................    $  324          $   585          $    853
Loss from Operations .....................    (1,085)          (2,384)           (8,574)
Net loss, as amended .....................    $(1,283)        $ (2,881)        $ (10,069)
                                              ========        ========         =========
Net basic and diluted loss per
 share,as amended ........................    $(0.08)         $  (0.37)        $  (0.61)
                                              ========        ========         =========
General and administrative
 expenses ................................
Depreciation expense .....................
Interest expense .........................       178 (b)
Amortization expenses ....................        58 (c)          116 (c)           176 (c)
                                              --------        --------         ---------
Net loss, as originally reported .........    $(1,047)        $ (2,765)        $ (9,893)
                                              ========        ========         =========
Net basic and diluted loss per
 share,as originally reported ............    $(0.06)         $  (0.37)        $  (0.61)
                                              ========        ========         =========


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

                   INTERAMERICAS COMMUNICATIONS CORPORATION

                 (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED ITEMS


PRINCIPLES OF CONSOLIDATION


     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.


FOREIGN CURRENCY TRANSLATION


     Through December 31, 1997, the Company's subsidiaries used the following functional currency: Resetel-Peruvian sole, FirstCom Networks and VISAT-Chilean peso. As such, assets and liabilities are translated at end-of-period exchange rates. Income, expense and cash flows are translated at weighted average exchange rates for the period. The resulting currency translation adjustments are accumulated and reported as a component of stockholders' equity.

     As a result of (1) the Company's U.S. dollar denominated senior note financing during October 1997, (2) the acquisition of FirstCom Long Distance on December 17, 1997 and (3) the fact that FirstCom Long Distance and FirstCom Networks operate as one functional entity of which FirstCom Long Distance represents the majority of the operations, effective January 1, 1998 the Company's Chilean subsidiaries will use the U.S. dollar as their functional currency. Management does not expect this change to have a significant impact on the Company's results of operations.

     Effective January 1, 1998 the Company's Peruvian subsidiary, Resetel, will use the U.S. dollar as its functional currency. Although, through December 31, 1997 Resetel incorrectly used the local currency as its functional currency, the impact of using the U.S. Dollar as Resetel's functional currency on prior periods is not significant. Management does not expect this change to have a significant impact on the Company's results of operations.



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


RESTRICTED CASH AND INVESTMENTS


     Restricted cash represents proceeds from the senior note offering (see
Note 4) to be used, in accordance with the terms of the related indenture agreement, primarily for the purchase of the telecommunications equipment in Peru and Chile. Restricted investments are U.S. Treasury Notes that

                   INTERAMERICAS COMMUNICATIONS CORPORATION

                 (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED ITEMS--(CONTINUED)

are restricted for the repayment of interest on the senior notes, and are stated at amortized cost, which approximated fair value at December 31, 1997. These investments mature at various dates through October 2000. Management designated these investments as held-to-maturity.


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

     Telecommunications networks consists of:




                                                                DECEMBER 31,          ESTIMATED
                                                           -----------------------     USEFUL
                                                              1996         1997         LIFE
                                                           ---------   -----------   ----------
   Telecommunications equipment ........................    $2,868      $  6,547      10 to 20
   Telecommunications equipment pending installation and
    construction in progress ...........................     1,021         2,627         --
   Office equipment and furniture ......................     1,007         1,663       3 to 7
                                                            ------      --------
                                                             4,896        10,837
   Less: accumulated depreciation ......................      (940)       (1,489)
                                                            ------      --------
                                                            $3,956      $  9,348
                                                            ======      ========



ACCOUNTING ESTIMATES


     The preparation of financial statements require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


ACCRUED EXPENSES

     Accrued expenses consist of:




                                                           DECEMBER 31,
                                                        ------------------
                                                         1996       1997
                                                        ------   ---------
   Purchases of telecommunication equipment .........    $376     $   --
   Professional fees ................................      63        622
   Payroll ..........................................      14        447
   Other ............................................     138        640
                                                         ----     ------
                                                         $591     $1,709
                                                         ====     ======

                   INTERAMERICAS COMMUNICATIONS CORPORATION

                 (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)



3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED ITEMS--(CONTINUED)

COMMON STOCK EXCHANGED FOR OTHER THAN CASH


     Common stock exchanged for services and as inducements to make loans have been recorded as consulting, compensation or interest expense and additional paid in capital at the grant date fair value of the common stock. Through November 1996, the grant date fair value of the common stock was estimated by the Company's Board of Directors. After November 1996, the grant date fair value of the common stock was based on the NASDAQ trading price.


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




                                                       1996            1997
                                                   ------------   -------------
   Net loss ....................   As Reported       $ (4,762)      $ (15,866)
                                   Pro forma           (7,646)        (21,471)
   Net loss per share ..........   As Reported           (.32)          ( .95)
                                   Pro forma             (.52)          (1.29)



     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions; volatility of 90%, risk-free interest rate of 6.72%, zero dividend yield and expected lives ranging from 4 to 8 years. The weighted

                   INTERAMERICAS COMMUNICATIONS CORPORATION

                 (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)



3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED ITEMS--(CONTINUED)

average fair value of options granted in 1996 was $2.38. The weighted average fair value of stock options granted during 1997 (i) with a strike price equivalent to the grant date fair value of the underlying common stock was $2.60, and (ii) with a strike price less than the grant date fair value of the underlying common stock was $2.26.


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


     The tax effects of temporary differences that give rise to significant portions of the deferred tax asset are presented below:




                                                     1996          1997
                                                 -----------   -----------
   Net operating loss carryforwards ..........    $  1,900      $  8,953
   Accounts receivable .......................          --           438
   Non-cash compensation .....................          --           309
                                                  --------      --------
                                                     1,900         9,700
   Less: valuation allowance .................      (1,900)       (9,700)
                                                  --------      --------
   Net deferred tax asset ....................    $     --      $     --
                                                  ========      ========



     Income tax expense for the years ended December 31, 1997, 1996 and 1995 differred from the amounts computed by applying the statutory income tax rate applicable to the countries in which the Company and its subsidiaries operate as a result of the following:




                                                   1995          1996           1997
                                                ----------   ------------   ------------
   Computed "expected" tax benefit ..........     $ (773)      $ (1,020)      $ (4,929)
   Increase in valuation allowance ..........        773          1,020          4,929
                                                  ------       --------       --------
                                                  $   --       $     --       $     --
                                                  ======       ========       ========



     The domestic and foreign components of net loss are as follows:

                   INTERAMERICAS COMMUNICATIONS CORPORATION

                 (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)



3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED ITEMS--(CONTINUED)


                             1995           1996            1997
                         ------------   ------------   -------------
   Domestic ..........     $ (1,710)      $ (2,021)      $ (12,402)
   Foreign ...........       (1,163)        (2,605)         (3,230)
                           --------       --------       ---------
                           $ (2,873)      $ (4,626)      $ (15,632)
                           ========       ========       =========



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


     Statement No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purposes financial statement. Statement No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders


4. CAPITALIZATION


     The Company has had material transactions impacting its capitalization during the past three years. The following information, in addition to the disclosures in Note 5--Related Party Transactions and Note 6--Stock Options and Warrants, describes the most significant of these transactions.


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


     The fair value of the Unit Warrants which is approximately $18,500 is reflected as an original issue discount on the Senior Notes in the accompanying consolidated balance sheet. Additionally, the Company incurred direct financing costs of approximately $14,900, including the fair value of $7,900 of

                   INTERAMERICAS COMMUNICATIONS CORPORATION

                 (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)


4. CAPITALIZATION--(CONTINUED)

the Initial Warrants, as determined by an investment bank. The original issue discount and direct financing costs are being amortized to interest expense over ten years using the level yield method with an effective interest rate of
18.9 percent. The fair value of the Unit Warrants and Initial Warrants was determined by an investment banking firm using the Black-Scholes option pricing model with the following assumptions: volatility of 90%, risk-free interest rate of 6.24%, zero dividend yield and an expected life of 10 years.


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


     In addition to the deposit of a portion of the proceeds from the Senior Note Offering to fund interest payments on the Senior Notes through October 2000, the Company deposited $62 million of the proceeds from the Senior Note Offering in a separate account under a trustee's control pending application of such funds by the Company for the payment of: (a) Permitted Expenditures; (b) in the event of a Change in Control of the Company, the Change in Control Payment and (c) in the event of a Special Offer to Purchase, or a Special Mandatory Redemption, the purchase or redemption price in connection therewith.



CONVERTIBLE DEBENTURES


     On June 30, 1995, the Company converted $6,088 of convertible debt into
4.5 milion shares of the Company's common stock.


     On July 31, 1995, the Company converted $781 of an outstanding bridge loan into 388,900 shares of the Company's common stock.


     On February 3, 1997, the Company issued $1,500 aggregate principal amount of 7% Convertible Debentures due February 3, 2000 and warrants to purchase an aggregate 100,000 shares of the

                   INTERAMERICAS COMMUNICATIONS CORPORATION

                 (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)


4. CAPITALIZATION--(CONTINUED)

Company's Common Stock. Pursuant to the terms of the 7% Convertible Debentures
(i) the conversion price was equivalent to the lesser of the fair value of the Company's common stock on the date the debt was issued or 83% of the fair value of the Company's common stock at the date of conversion, (ii) the Company was obligated to register with the SEC all shares of common stock underlying the warrants and debentures, and (iii) the failure to register such shares of common stock by June 30, 1997 would result in an additional weekly interest charge of 0.1 percent on the outstanding principal balance. On May 6, 1997 the Company issued $2,000 aggregate principal amount of 8% Convertible Debentures due April 30, 1998 and warrants to purchase an aggregate 20,000 shares of the Company's Common Stock (collectively the "Convertible Debentures"). Pursuant to the terms of the 8% Convertible Debentures (i) the conversion price was equivalent to the lesser of the fair value of the Company's common stock on the date the debt was issued or 80% of the fair value of the Company's common stock on the date of conversion, (ii) the Company was obligated to register with the SEC all shares of common stock underlying the warrants and debentures, and
(iii) the failure to register such shares of common stock by August 6, 1997 would result in an additional cash payment every 30 days thereafter of 3% of the original principal amount.


     The Convertible Debentures were issued with beneficial conversion features due to the fact that the holders may convert the debt at any time prior to the maturity at a conversion price less than the conversion date fair value of the Company's common stock. As a result, the Company recorded $810 as interest cost and additional paid in capital related to the value of the beneficial conversion feature.


     During 1997, the Company issued 1,101,782 shares of Common Stock in connection with the conversion of $1,950 aggregate principal amount of the Convertible Debentures, plus related accrued interest. Effective December 31, 1997 the Company entered into an agreement for early extinguishment of the Company's remaining financial obligations related to the Convertible Debentures for $2,600 in cash. The cash payment was made on January 5 and 8, 1998.


     Such settlement, including the related loss on extinguishment of $255 classified as interest expense, has been accrued for as of December 31, 1997 and related to the following items:





   Outstanding principal .........    $1,550
   Accrued interest ..............       128
   Redemption premiums ...........       335
   Penalties .....................       587
                                      ------
                                      $2,600
                                      ======



     The above redemption premiums and penalties have been included in interest expense in the accompanying statement of operations. As a result of such settlement and redemption of outstanding principal, $344 of paid-in capital related to the beneficial conversion feature was reversed.


PRIVATE ISSUANCES OF COMMON STOCK


     In October 1994, the Company commenced a private offering of its common stock. The Company issued 315,714 shares of common stock and raised $1,100 prior to December 31, 1994. In early 1995, the Company closed the private placement, having issued a total of 951,476 shares of common stock and raised a total of $3,000, net of expenses of $260.

                   INTERAMERICAS COMMUNICATIONS CORPORATION

                 (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)


4. CAPITALIZATION--(CONTINUED)

     In February 1996, the Company commenced a private offering of its common stock. The Company issued 500,000 shares of common stock and raised $1,120 through March 31, 1996, net of expenses of $80. In June 1996, the Company commenced a private offering of its common stock. The Company issued 1,439,000 shares of common stock and raised $6,400 through August 1996, net of expenses of $520.


     During September 1997, the Company's Board of Directors authorized the issuance of 850,000 shares of common stock to two officers and the Company recognized related non-cash compensation expense of $2,338.


5. RELATED PARTY TRANSACTIONS


TELECTRONIC S.A. AND MR. HERNAN STREETER


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


     As compensation for his service as a director of the Company, from 1994 to 1997, the Company granted Mr. Cargill 290,000 stock options with a weighted average exercise price of $2.09. The exercise price of such grants was equal to the grant date fair value of the underlying Common Stock.


     The Company purchased approximately $205, $172 and $77 of certain telecommunication equipment in 1995, 1996 and 1997, respectively, from Telectronic, S.A.


     On July 24, 1995, Mr. Donoso received 1,425,000 shares of Common Stock (the "Donoso Shares") from the Company in exchange for his ownership interest in HSI, a company which was acquired by the Company, in a transaction which was exempt from the registration requirements of the Securities Act pursuant to Regulation S and Section 4(2) thereof. On September 14, 1995, Mr. Donoso loaned the Donoso Shares to Laura Investments, Ltd., a company owned and controlled by Mr. Streeter.


     From September 14, 1995 to March 1996, Laura Investments, Ltd. loaned the Company an aggregate amount of $1,631,550. During March 1996, the Company converted the original principal amount of $1,631,550, plus accrued interest of $7,000 into 839,235 shares of Common Stock which were registered in the name of Laura Investments, Ltd. and issued in a transaction which was exempt from the registration requirements of the Securities Act pursuant to Regulation S and
Section 4(2) thereof.


     During September 1997, Laura Investments Ltd. agreed to transfer 839,235 shares of the Company's Common Stock to Mr. Donoso in an attempt to satisfy its obligatons to Mr. Donoso in

                   INTERAMERICAS COMMUNICATIONS CORPORATION

                 (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)


5. RELATED PARTY TRANSACTIONS--(CONTINUED)

connection with the transfer of the Donoso Shares to Laura Investments, Ltd. which occurred on September 14, 1995. However, Mr. Donoso claimed that the Company owed him additional shares of Common Stock in consideration of the initial transaction between Mr. Donoso and Laura Investments Ltd. on September 14, 1995 (or the equivalent monetary consideration). The Company issued 300,000 shares of Common Stock to Mr. Donoso in October 1997 in settlement of all outstanding claims by Mr. Donoso against the Company. The Company recognized interest expense of $852,000 related to the aggregate fair value of such shares of Common Stock issued to Mr. Donoso. This transaction was exempt from the registration requirements of the Securities Act pursuant to Sections 4(2) and 4(6) thereof.


     During 1997, the Company issued and redeemed $200 of bridge notes from Mr. Cargill. In connection with such bridge notes Mr. Cargill received 20,000 warrants to purchase the Company's common stock at an exercise price of $2.56 per warrant. The fair value, $21, of such warrants (determined using the Black-Scholes option pricing model with the following assumptions: volatility of 90% risk free interest rate of 6.7%, zero dividend yield and expected life of two years) was recorded as original issue discount and subsequently expensed upon repayment of the bridge notes.


     As compensation for his services as a director and Chief Executive Officer of the Company, from 1994 to 1996, the Company granted Mr. Streeter 510,000 stock options with a weighted average exercise price of $1.91. The exercise price of such grants was equal to the grant date fair value of the underlying Common Stock.


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


     As compensation for their services as directors of the Company, from 1994 to 1996, the Company granted MBCP and its principals 1,015,000 stock options with a weighted average exercise price of $2.12. The exercise price of such grants was equal to the grant date fair value of the underlying Common Stock.


     During 1995, the Company recognized $100 as a financial advisory fee to MBCP. During 1996, the Company purchased $493 in equipment whereby MBCP acted as a broker. Additionally, during 1996 and 1997, the Company made expense reimbursements of $219 and $132, respectively, to MBCP and its principals.

                   INTERAMERICAS COMMUNICATIONS CORPORATION

                 (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)


5. RELATED PARTY TRANSACTIONS--(CONTINUED)

     During 1996 and 1997, the Company converted $316, plus accrued interest of $30, and $240, respectively, of outstanding liabilities to MBCP into 172,506 and 80,000 shares, respectively, of the Company's Common Stock.


     During October 1997, the Company entered into an agreement with MBCP and its principals, Theodore Swindells, Paul Moore and Phillip Magiera, to compensate them for services rendered to the Company. The services provided by Messrs. Moore and Magiera related to their functions as directors of the Company. Pursuant to such agreement, the Company made a cash payment to MBCP of $500 at the closing of the Senior Note offering and issued to each of Messrs. Moore and Magiera 250,000 shares of Common Stock and options to acquire 250,000 shares of Common Stock at an exercise price of $2.13 per share. The Company recognized non-cash consulting expense related to (i) the grant date fair value of the Common Stock of $1,420 and (ii) the intrinsic value of the stock options of $355. Messrs. Moore and Magiera resigned from the Company's Board of Directors effective as of the date of the agreement.


OTHER RELATED PARTY TRANSACTIONS


     The Company paid approximately $865 in legal fees in 1997 to a law firm having a senior partner who is also a current director of the Company.

                   INTERAMERICAS COMMUNICATIONS CORPORATION

                 (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)


6. STOCK OPTIONS AND WARRANTS


     Under the terms of the Company's stock option agreements, options have a maximum term of ten years from the date of the grant. The options vesting period varies from full vesting upon issuance of options to one forty eighth per month to the end of the option term. A summary of the Company's stock option activity is as follows:




                                        1995                        1996                      1997
                              -------------------------   ------------------------   -----------------------
                                              WEIGHTED                   WEIGHTED                   WEIGHTED
                                               AVERAGE                    AVERAGE                   AVERAGE
                                              EXERCISE                   EXERCISE                   EXERCISE
                                 SHARES         PRICE        SHARES        PRICE        SHARES       PRICE
                              ------------   ----------   -----------   ----------   -----------   ---------
   Outstanding at beginning
    of year ...............      605,000      $  2.13      1,565,000     $  2.03      3,625,000     $  2.31
   Granted ................      960,000         1.96      2,060,000        2.52      3,670,000        3.15
   Exercised ..............           --           --             --          --             --          --
   Cancelled ..............           --           --             --          --             --          --
                                 -------      -------      ---------     -------      ---------     -------
   Outstanding at
    end of year ...........    1,565,000      $  2.03      3,625,000     $  2.31      7,295,000     $  2.73
                               =========      =======      =========     =======      =========     =======
   Options exercisable
    at year-end ...........    1,250,350      $  2.57      2,754,734     $  2.54      4,970,365     $  2.50
                               =========      =======      =========     =======      =========     =======



     The following table summarizes information about stock options outstanding at December 31, 1997:





                             OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                   ----------------------------------------   --------------------------------------------
                                                 WEIGHTED
                                    WEIGHTED      AVERAGE                      WEIGHTED
                                    AVERAGE      REMAINING                      AVERAGE
    EXERCISE           NUMBER       EXERCISE    CONTRACTUAL       NUMBER       EXERCISE        EXERCISE
      PRICE         OUTSTANDING      PRICE         LIFE        EXERCISABLE       PRICE          PRICE
----------------   -------------   ---------   ------------   -------------   ----------   ---------------
$ .35                  100,000      $  .35              7         100,000       $  .35     $  .35
 1.83 to 1.96        1,110,000        1.96              8       1,063,194         1.96      1.83 to 1.96
 2.00 to 2.42        3,130,000        2.23              9       1,801,736         2.24      2.00 to 2.42
 2.50 to 2.81        1,655,000        2.70              8       1,511,917         2.71      2.50 to 2.81
 4.00 to 4.40        1,100,000        4.36             10         493,518         4.32      4.00 to 4.40
 6.00 to 8.00          200,000        7.00             10              --           --      6.00 to 8.00
                     ---------                                  ---------
                     7,295,000                  4,970,365
                     =========                  =========



     Included in the preceding table are 1,350,000 stock options, of which 783,333 are exercisable at December 31, 1997, with an exercise price of $2.13 and a weighted average remaining contractual life of 10 years. The exercise price of such stock options was less than the grant date fair value of the underlying Common Stock.


     During 1997 the Company granted two officers 2,650,000 stock options that vest over a two year period. The exercise price of such grants was equal to the grant date fair market value of the underlying Common Stock, except for 850,000 options with an exercise price of $2.13. The Company recognized non-cash compensation expense of $527 related to the 850,000 options. The terms of 1,000,000 stock options granted during 1996 were modified during 1997 to provide for immediate vesting.

                   INTERAMERICAS COMMUNICATIONS CORPORATION

                 (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)


6. STOCK OPTIONS AND WARRANTS--(CONTINUED)

     Including the Initial and Note Warrants described in Capitalization above, the following is a summary of warrants granted by the Company:




                                                   1995                      1996                      1997
                                          -----------------------   ----------------------   ------------------------
                                                        WEIGHTED                 WEIGHTED                    WEIGHTED
                                                         AVERAGE                  AVERAGE                    AVERAGE
                                                        EXERCISE                 EXERCISE                    EXERCISE
                                            SHARES        PRICE       SHARES       PRICE        SHARES        PRICE
                                          ----------   ----------   ---------   ----------   ------------   ---------
   Outstanding at beginning
    of year ...........................     75,000      $  1.25      680,171      $ 2.97        680,171      $  2.97
   Granted ............................    605,171         3.18           --          --      7,715,000         4.35
   Exercised ..........................         --           --           --          --             --           --
   Cancelled ..........................         --           --           --          --             --           --
                                           -------      -------      -------      ------      ---------      -------
   Outstanding at end of year .........    680,171      $  2.97      680,171      $ 2.97      8,395,171      $  4.24
                                           =======      =======      =======      ======      =========      =======
   Options exercisable at
    year-end ..........................    680,171      $  2.97      680,171      $ 2.97        895,171      $  2.80
                                           =======      =======      =======      ======      =========      =======



     These warrants resulted from the Company's financing activities from 1994 to 1997. The weighted average grant date fair value of warrants granted during 1997 was $3.52.

7. COMMITMENTS AND CONTINGENCIES

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

     The following summarizes future minimum payments under non-cancelable operating lease agreements at December 31, 1997:



  1998 ..............    $1,001
  1999 ..............       920
  2000 ..............     1,007
  2001 ..............     1,101
  2002-2003 .........     2,154
                         ------
                         $6,183
                         ======



     Rental expense under operating leases was $255, $508 and $961 for the years ended December 31, 1995, 1996 and 1997, respectively.

     In September 1997, the Company entered into an employment and severance agreement (the "Northland Agreement") with Patricio E. Northland, President, Chief Executive Officer and Chairman

                   INTERAMERICAS COMMUNICATIONS CORPORATION

                 (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)


7. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

of the Board of Directors of the Company, which replaced his former employment agreement with the Company. The Northland Agreement has a term of three years unless terminated earlier for cause, death or disability, and provides for an initial annual base salary of $350,000, subject to an increase of $50,000 in each of the second and third year of the agreement. In addition, Mr. Northland was granted non-qualified stock options to purchase 300,000 shares of ICCA's Common Stock in the following manner: 100,000 shares which vest on the date of employment at an exercise price of $4.00 per share; 100,000 shares which vest one year thereafter at an exercise price of $6.00 per share; and 100,000 shares which vest two years after the date of employment at an exercise price of $8.00 per share. In consideration of Mr. Northland's agreement to terminate his former employment agreement with the Company, which would have provided for a substantial bonus to Mr. Northland upon consummation of the Offering, the Company agreed to pay Mr. Northland a performance bonus of $250,000 and vest all of his existing options to acquire 1,000,000 shares of Common Stock granted under his prior employment agreement. As a result of this transaction, the Company recognized compensation expense of $250 related to the performance bonus. The strike price of the vested options was equivalent to the fair value of the underlying Common Stock on the date of the Northland Agreement.


     During May 1997, the Company entered into an employment and severance agreement (the "Geib Agreement") with Douglas G. Geib II, Chief Financial Officer of ICCA. The Geib Agreement has a term of three years unless terminated earlier for cause, death or disability, and provides for an annual salary of $250,000. In addition to the base salary, the Geib Agreement provides for a primary performance award based upon business criteria which is designed to enhance shareholder value during each year up to a maximum of 100 percent of the base salary payable thereunder. Mr. Geib was also granted non-qualified stock options to purchase 500,000 shares of ICCA's Common Stock at an exercise price of $2.42 per share. One-third of such options became exercisable on date of employment, and the remainder vest in equal annual installments over the first two years of Mr. Geib's three-year employment period.


     During October 1997, the Company entered into an agreement with Mr. Ivan Van de Wyngard (the "Van de Wyngard Agreement") for the performance of certain management, consulting and advisory services to the Company. Under the Van de Wyngard Agreement, Mr. Van de Wyngard will receive a monthly fee of $7,500 as compensation for his services. The Van de Wyngard Agreement has a term of one year and may be extended upon mutual agreement between the parties.

                                INDEX TO EXHIBITS


  EXHIBIT
   NUMBER     DESCRIPTION OF EXHIBITS
-----------   ----------------------------------------------------------------------------------------------
  2.1      Stock Purchase Agreement, dated as of September 9, 1997, as amended, between
           InterAmericas Communications Corporation and Inversiones Druma S.A. for the
           Acquisition of 99.9% of the Outstanding shares of capital of Iusatel Chile S.A., previously filed as an exhibit to Registrant's Current Report on Form 8-K, filed with the Commission on
           September 24, 1997 and incorporated herein by reference.
  3.1      Articles of Incorporation of InterAmericas Communications Corporation previously filed as an exhibit to the Registrant's Form 8-A Registration Statement, filed with the Commission on November 29, 1994 and incorporated herein by reference.
  3.2      By-laws of InterAmericas Communications Corporation previously filed as an exhibit to
           Amendment No. 4 to the Form S-4 Registration Statement of the Registrant, filed with the
           Commission on August 12, 1998 and incorporated herein by reference.
  4.1      Purchase Agreement, dated as of October 21, 1997 by and among InterAmericas
           Communications Corporation, Hewster Chile S.A. Red de Servicios Empresariales de
           Telecomunicaciones S.A. and UBS Securities LLC previously filed as an exhibit to
           Registrant's Registration Statement on Form S-4, filed with the Commission on
           December 10, 1997 and incorporated herein by reference.
  4.2      Form of Existing Note previously filed as an exhibit to Registrant's Registration Statement on Form S-4, filed with the Commission on December 10, 1997 and incorporated herein by reference.
  4.3      Indenture, dated as of October 27, 1997 between InterAmericas Communications
           Corporation and State Street Bank & Trust Company, N.A. previously filed as an exhibit to
           Registrant's Registration Statement on Form S-4, filed with the Commission on
           December 10, 1997 and incorporated herein by reference.
  4.4      A/B Exchange Registration Rights Agreement, dated as of October 27, 1997, between
           InterAmericas Communications Corporation and UBS Securities LLC previously filed as an exhibit to Registrant's Registration Statement on Form S-4, filed with the Commission on
           December 10, 1997 and incorporated herein by reference.
  4.5      Warrant Agreement, dated as of October 27, 1997, between the Registrant and State Street
           Bank & Trust Company, N.A. previously filed as an exhibit to Registrant's Registration
           Statement on Form S-4, filed with the Commission on December 10, 1997 and incorporated herein by reference.
  4.6      Warrant Registration Rights Agreement, dated as of October 27, 1997 between
           InterAmericas Communications Corporation and UBS Securities LLC previously filed as an exhibit to Registrant's Registration Statement on Form S-4, filed with the Commission on
           December 10, 1997 and incorporated herein by reference.
  4.7      Specimen of InterAmericas Communications Corporation 14% Senior Note due October 27,
           2007 previously filed as an exhibit to Registrant's Registration Statement on Form S-4, filed with the Commission on December 10, 1997 and Incorporated herein by reference.

 EXHIBIT
 NUMBER    DESCRIPTION OF EXHIBITS
--------   -----------------------------------------------------------------------------------------------
 4.8       Proceeds Pledge and Escrow Agreement, dated as of October 27, 1997 between
           InterAmericas Communications Corporation and State Street Bank and Trust Company,
           N.A., previously filed as an exhibit to Registrant's Registration Statement on Form S-4, filed with the Commission on December 10, 1997 and incorporated herein by reference.
 5.1       Opinion of Baker & McKenzie.
10.1       Employment Agreement, dated as of October 7, 1997, between InterAmericas
           Communications Corporation and Patricio E. Northland, previously filed as an exhibit to
           Amendment No. 4 to the Form S-4 Registration Statement of the Registrant filed with the
           Commission on August 12, 1998 and incorporated herein by reference.
10.2       Employment and Severance Agreement, dated as of April 14, 1997, between InterAmericas
           Communications Corporation and Douglas G. Geib previous filed as an exhibit to
           Amendment No. 4 to the Form S-4 Registration Statement of the Registrant filed with the
           Commission on August 12, 1998 and incorporated herein by reference.
21.1       Subsidiaries of the Registrant previously filed as an exhibit to Registrant's Form 10-KSB, filed with the Commission on March 10, 1998 and incorporated herein by reference.
23.1       Consent of Price Waterhouse LLP.
23.2       Consent of Baker & McKenzie (included in Exhibit 5.1).
25.1       Statement of Eligibility of State Street Bank and Trust Company, N.A. previously filed as an exhibit to Registrant's Registration Statement on Form S-4, filed with the Commission on
           December 10, 1997 and incorporated herein by reference.
99.1       Form of Letter of Transmittal previously filed as an exhibit to Registrant's Registration
           Statement on Form S-4, filed with the Commission on December 10, 1997 and incorporated herein by reference.
99.2       Form of Notice of Guaranteed Delivery previously filed as an exhibit to Registrant's
           Registration Statement on Form S-4, filed with the Commission on December 10, 1997 and incorporated herein by reference.
99.3       Form of Exchange Agent Agreement previously filed as an exhibit to Registrant's
           Registration Statement on Form S-4, filed with the Commission on December 10, 1997 and incorporated herein by reference.
99.4       Form of Information Agent Agreement previously filed as an exhibit to Registrant's
           Registration Statement on Form S-4, filed with the Commission on December 10, 1997 and incorporated herein by reference.