Form 10QSB/A
period 1998-03-31
INTERAMERICAS COMMUNICATIONS CORP
filed 1998-08-13
CIK 850629

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

                          Yes [x]     No [ ]


During August 1998 the Company restated its December 31, 1997 and 1996 annual financial statements, second and third quarter 1996 and all 1997 quarterly unaudited financial statements and first quarter 1998 unaudited interim financial statements to reflect the effect of revising the price per share of Company common stock issued in connection with the May 1996 acquisition of Resetel from $2.25 to $5.99 per share. The revised price per share is based on the average closing price of the Company's common stock for the period of 14 days before and after the date the terms of the acquisition were announced. The previously recorded purchase price was based on the Company's March 1996 private placement.


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

PART I FINANCIAL INFORMATION


                    INTERAMERICAS COMMUNICATIONS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)


                                                                    03/31/98         12/31/97
                                                                   (UNAUDITED)     (AS RESTATED)
                                                                  (AS RESTATED)
    ASSETS                                                         -----------     -------------
Current assets:
  Cash and cash equivalents ...................................     $  11,428       $  14,936
  Restricted cash .............................................        54,531          61,028
  Restricted investments ......................................        20,653          20,404
  Accounts receivable,net .....................................         2,531           2,367
  Prepaid expenses and other current assets ...................           779           1,208
                                                                    ---------       ---------
          Total current assets ................................        89,922          99,943

Restricted investments ........................................        38,022          37,488
Telecommunications networks, net ..............................        15,030           9,348
Intangible assets, net ........................................        14,949          15,186
Deferred financing costs ......................................        14,766          14,971
                                                                    ---------       ---------
          Total assets ........................................     $ 172,689       $ 176,736
                                                                    =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ............................................     $   3,194       $   4,023
  Convertible debentures ......................................          --             1,550
  Accrued interest ............................................         9,047           3,925
  Other accrued expenses ......................................           916           2,631
  Due to related parties ......................................          --               263
  Lease obligations, current ..................................           233             313
  Other current liabilities ...................................           544             322
                                                                    ---------       ---------
          Total current liabilities ...........................        13,934          13,027

Senior notes, net .............................................       131,791         131,626
Lease obligations, less current portion .......................           315             356
                                                                    ---------       ---------
          Total liabilities ...................................       146,040         145,009
                                                                    ---------       ---------

Commitments and contingencies .................................          --              --
                                                                    ---------       ---------

Stockholders' equity
  Preferred stock, $.001 par value, authorized 10,000,000
     shares, none issued
  Common stock, $.001 par value, authorized 50,000,000
     shares, issued and outstanding as of  December 31,
     1997 and March 31, 1998  19,084,300 shares ...............            19              19
  Additional paid in capital ..................................        31,562          31,562
  Warrants ....................................................        26,737          26,737
  Accumulated deficit .........................................       (31,431)        (26,153)
 Cumulative translation adjustments ...........................          (238)           (238)
                                                                    ---------       ---------
          Total stockholders' equity ..........................        26,649          31,927
                                                                    ---------       ---------

          Total liabilities and stockholders' equity ..........     $ 172,689       $ 176,736
                                                                    =========       =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    INTERAMERICAS COMMUNICATIONS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)

                                             THREE MONTHS ENDED MARCH 31,

                                                  1998          1997
                                              (UNAUDITED)    (UNAUDITED)
                                             (AS RESTATED)  (AS RESTATED)
                                              -----------    -----------
Revenues..................................    $     3,327    $      324
                                              -----------    ----------
Operating expenses:
  Cost of revenues........................          2,609           316

  Selling, general and administrative...            1,831           816
  Depreciation and amortization.........              523           278
                                              -----------    ----------

Loss from operations......................         (1,636)       (1,086)
                                              -----------    ----------

Interest expense..........................         (5,403)         (215)
Interest income and other.................          1,761            18
                                              -----------    ----------

Net loss..................................    $    (5,278)  $    (1,283)
                                              ===========    ==========


Net  basic and diluted loss per share.....    $      (.28)  $      (.08)
                                              ===========    ==========
Weighted average common shares
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

                    INTERAMERICAS COMMUNICATIONS CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)



                                      COMMON STOCK        ADDITIONAL      ACCRUED                 CUMULATIVE
                                -----------------------    PAID-IN    DISTRIBUTIONS ACCUMULATED   TRANSLATION
                                  SHARES       AMOUNTS     CAPITAL     AND WARRANT    DEFICIT     ADJUSTMENT       TOTAL
                                ----------   ----------   ----------   ----------   ----------    ----------    ----------
Balances at December 31, 1997   19,084,300           19       31,562       26,737      (26,153)         (238)       31,927
(as restated) ...............

Net loss (unaudited) ........         --           --           --           --         (5,278)         --          (5,278)
                                ----------   ----------   ----------   ----------   ----------    ----------    ----------

Balances at  March  31, 1998
(unaudited) (as restated)....   19,084,300   $       19   $   31,562   $   26,737   $  (31,431)   $     (238)   $   26,649
                                ==========   ==========   ==========   ==========   ==========    ==========    ==========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                    INTERAMERICAS COMMUNICATIONS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)


                                                         THREE MONTHS ENDED MARCH 31,
                                                             1998          1997
                                                          (UNAUDITED)   (UNAUDITED)
                                                         (AS RESTATED) (AS RESTATED)
                                                          -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .........................................      $(5,278)      $(1,283)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization expense ..........          523           278
    Amortization of deferred financing costs and
      original issue discounts .....................          297          --
    Capitalized interest related to network ........         (206)         (132)
      construction
    Beneficial conversion feature ..................          --            310
    Changes in assets and liabilities:
      Accounts receivable ..........................         (164)           84
      Prepaid expenses and other current assets ....          534          (306)
      Other assets .................................          (31)         (111)
      Accounts payable and accrued expenses ........        2,678           (84)
      Due to related parties .......................         (263)         --
      Other current liabilities ....................          122           242
                                                         --------      --------

         Cash used in operating activities .........       (1,788)       (1,002)
                                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of telecommunications network ...........       (5,762)         (392)
  Restricted cash and investments, net .............        5,713          (350)
                                                         --------      --------
  Cash used in investing activities ................          (49)         (742)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from credit agreements ..................         --           2,054
  Repayment of convertible debentures ..............       (1,550)         --
  Payments under leasing obligations ...............         (121)         --
                                                         --------      --------

         Cash provided by financing activities, net         1,671         2,054
                                                         --------      --------

Net increase (decrease) in cash and cash
  equivalents ......................................       (3,508)          310
Effect of exchange rate changes on cash ............         --             (17)
Cash and cash equivalents, beginning of period .....       14,936           723
                                                         --------      --------
Cash and cash equivalents end of period ............     $ 11,428      $  1,016
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

     During October 1997 and August 1998 the Company amended certain financial information as reported on its March 31, 1998 and 1997 Form 10-QSB. A summary of the original and amended unaudited financial information and a description of the related impact of the Company's statement of operations follows:

                                      THREE MONTHS       THREE MONTHS
                                          ENDED              ENDED
                                        MARCH 31,          MARCH 31,
                                           1998               1997
                                      ------------       -------------
Revenues ..........................    $  3,327           $       324
Loss from Operations ..............      (1,636)               (1,085)
Net loss, as amended ..............      (5,278)               (1,283)
                                       ========           ===========

Net basic and diluted loss per
  share, as amended ...............    $  (0.28)          $     (0.08)
                                       ========           ===========

General and administrative
   expenses
Depreciation expense ..............
Interest expense ..................                               178 (a)
Amortization expenses .............         (59)(b)                58 (b)
                                       --------           -----------
Net loss, as originally reported ..    $ (5,219)          $    (1,047)
                                       ========           ===========
Net basic and diluted loss per
   share, as originally reported ..    $  (0.27)          $     (0.06)
                                       ========           ===========
---------------
(a) Reflects additional interest identified in the fourth quarter of 1997 related to the beneficial conversion feature inherent in the 7% Convertible Debentures issued in February 1997. Of the total adjustment of $310, the amount of $132 was capitalized as part of the Company's fiber optic network.

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

     The Company's depreciation and amortization expenses were $523,000 for the three months ended March 31, 1998 as compared to $278,000 for the three months ended March 31, 1997 and $368,000 for the three months ended December 31, 1997. This increase was primarily attributable to an increase in depreciation and amortization expense related to certain assets purchased in the acquisition of FirstCom Long Distance.

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

     Net cash used in operating activities for the three months ended March 31, 1998 was $1,788,000. This amount represented cash used to fund the Company's net loss for the period offset, in part, by an increase in accrued interest on the Senior Notes.

    Net cash used in investing activities for the three months ended March 31, 1998 was $49,000. This amount primarily represented the Company's continued build-out of its fiber-optic network in Peru offset by the vote of restricted cash for such purposes. The growth of the Company's fiber networks was evidenced as route kilometers and fiber kilometers increased from approximately 215 and 6,100km, respectively as of December 31, 1997 to approximately 350km and 12,200km, respectively, as of March 31, 1998. The Company anticipates continued growth of fiber and route kilometers through 1998 as well as significant capital expenditures during the remainder of 1998.

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