Form 10QSB
period 1998-06-30
INTERAMERICAS COMMUNICATIONS CORP
filed 1998-08-14
CIK 850629

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------

   (Mark One)

       [x]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
              PERIOD ENDED June 30, 1998

                                       OR

       [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
              PERIOD FROM __________________  TO __________________

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

                          Yes [x]     No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 13, 1998 - 19,084,300

                 NOTE: Page 1 of 17 sequentially numbered pages.

                    INTERAMERICAS COMMUNICATIONS CORPORATION

                                      INDEX

PART I  FINANCIAL INFORMATION

        Item 1.  Condensed Consolidated Financial Statements
                 (unaudited)

                 Condensed Consolidated Balance Sheets - as of
                 June 30, 1998 (unaudited)and December 31, 1997           3

                 Condensed Consolidated Statements of Operations -
                 Six Months and Three Months Ended June 30, 1998 and 1997
                 (unaudited)                                              4

                 Condensed Consolidated Statement of Stockholders'
                 Equity - Six Months Ended June 30, 1998
                 (unaudited)                                              5

                 Condensed Consolidated Statements of Cash Flows -
                 Six Months Ended June 30, 1998 and 1997
                 (unaudited)                                              6

                 Notes to Condensed Consolidated Financial Statements
                 (unaudited)                                              7

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results Of Operations                      9

PART II  OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K                        15

Signatures                                                               16

Exhibit Index                                                            17

PART I FINANCIAL INFORMATION


                    INTERAMERICAS COMMUNICATIONS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)


                                                                    06/30/98            12/31/97
                                                                   (UNAUDITED)       (As Restated)
    ASSETS                                                         ----------        --------

Current assets:
  Cash and cash equivalents ...................................     $  10,059       $  14,936
  Restricted cash .............................................        47,187          61,028
  Restricted investments ......................................        20,164          20,404
  Accounts receivable,net .....................................         3,162           2,367
  Prepaid expenses and other current assets ...................           853           1,208
                                                                    ---------       ---------
          Total current assets ................................        81,425          99,943

Restricted investments ........................................        28,750          37,488
Telecommunications networks, net ..............................        28,101           9,348
Intangible assets, net ........................................        14,793          15,186
Deferred financing costs ......................................        14,828          14,971
                                                                    ---------       ---------
          Total assets ........................................     $ 167,897       $ 176,936
                                                                    =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ............................................     $  10,760       $   4,023
  Convertible Debentures.......................................          --             1,550
  Accrued interest ............................................         3,675           3,925
  Other accrued expenses ......................................         1,019           2,631
  Due to related parties ......................................          --               263
  Lease obligations, current ..................................           169             313
  Other current liabilities ...................................           367             322
                                                                    ---------       ---------
          Total current liabilities ...........................        15,990          13,027

Senior notes, net .............................................       131,965         131,626
Lease obligations, less current portion .......................           346             356
                                                                    ---------       ---------
          Total liabilities ...................................       148,301         145,009
                                                                    ---------       ---------

Commitments and contingencies .................................          --              --
                                                                    ---------       ---------

Stockholders' equity
  Preferred stock, $.001 par value, authorized 10,000,000
     shares, none issued
  Common stock, $.001 par value, authorized 50,000,000
     shares, issued and outstanding as of  December 31,
     1997 and June 30, 1998  19,084,300 shares ................            19              19
  Additional paid in capital ..................................        31,562          31,562
  Warrants ....................................................        26,737          26,737
  Accumulated deficit .........................................       (37,878)        (26,153)
  Cumulative translation adjustments ..........................          (238)           (238)
                                                                    ---------       ---------
                                                                       20,202          31,927
  Shareholder loans ...........................................          (606)            --
                                                                    ---------       ---------
          Total stockholders' equity ..........................        19,596          31,927
                                                                    ---------       ---------

          Total liabilities and stockholders' equity ..........     $ 167,897       $ 176,936
                                                                    =========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    INTERAMERICAS COMMUNICATIONS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)

                                                   SIX MONTHS ENDED              THREE MONTHS ENDED
                                                       JUNE 30,                        JUNE 30,
                                                  1998           1997               1998             1997
                                              (UNAUDITED)    (UNAUDITED)        (UNAUDITED)      (UNAUDITED)
                                                            (as restated)                       (as restated)
                                              -----------    -----------        -----------     -------------
Revenues..................................    $     6,815    $      585         $     3,488     $        261
                                              -----------    ----------         -----------     ------------
Operating expenses:
  Cost of revenues........................          5,507           667               2,898              351
  Selling, general and administrative.....          4,540         1,754               2,709              938
  Depreciation and amortization...........          1,100           548                 577              270
                                              -----------    ----------         -----------     ------------

Loss from operations......................         (4,332)       (2,384)             (2,696)          (1,298)
                                              -----------    ----------         -----------     ------------

Interest expense..........................        (10,652)         (531)             (5,249)            (315)
Interest income and other.................          3,259            34               1,498               15
                                              -----------    ----------         -----------     ------------

Net loss..................................    $   (11,725)   $   (2,881)        $    (6,447)    $     (1,598)
                                              ===========    ==========         ===========     ============

Net basic and diluted loss per share......    $     (0.61)   $    (0.18)        $     (0.34)    $      (0.10)
                                              ===========    ==========         ===========     ============
Weighted average common shares
outstanding...............................     19,084,300    16,152,518          19,084,300       16,152,518
                                              ===========    ==========         ===========     ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    INTERAMERICAS COMMUNICATIONS CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)

                                      COMMON STOCK      ADDITIONAL      ACCRUED                 CUMULATIVE
                                -----------------------  PAID-IN    DISTRIBUTIONS ACCUMULATED   TRANSLATION   SHAREHOLDER
                                  SHARES      AMOUNTS    CAPITAL     AND WARRANT    DEFICIT     ADJUSTMENT       LOANS       TOTAL
                                ----------  ----------  ----------   ----------   ----------    ----------    ----------   --------
Balances at December 31, 1997
  (as restated)..............   19,084,300          19      31,562       26,737      (26,153)         (238)       --         31,927

Shareholder loans ...........        --          --          --           --            --            --          (606)        (606)

Net loss (unaudited) ........        --          --          --           --         (11,725)         --          --        (11,725)
                                ----------  ----------  ----------   ----------   ----------    ----------   ---------   ----------

Balances at June 30, 1998
(unaudited) .................   19,084,300  $       19  $   31,562   $   26,737   $  (37,878)   $     (238)  $    (606)  $   19,596
                                ==========  ==========  ==========   ==========   ==========    ==========   =========   ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    INTERAMERICAS COMMUNICATIONS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)


                                                         SIX MONTHS ENDED JUNE 30,
                                                             1998          1997
                                                          (UNAUDITED)   (UNAUDITED)
                                                                       (as restated)
                                                          ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .........................................      $(11,725)     $(2,881)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization expense ..........         1,100          548
    Amortization of deferred financing costs and
      original issue discounts .....................           609           55
    Accretion of discount on restricted
      Investments...................................        (1,522)         --
    Capitalized interest related to network ........          (643)        (500)
      construction
    Beneficial conversion feature ..................          --            810
    Changes in assets and liabilities:
      Accounts receivable ..........................          (795)          69
      Prepaid expenses and other current assets ....           355          (76)
      Other assets .................................          (149)         (61)
      Accounts payable and accrued expenses ........         4,875          (64)
      Due to related parties .......................          (263)        (119)
      Other current liabilities ....................            45          196
                                                          --------      -------

         Cash used in operating activities .........        (8,113)      (2,023)
                                                          --------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of telecommunications network ...........       (18,728)      (1,503)
  Use of restricted cash............................        13,842           68
                                                          --------      -------
          Cash used in investing activities ........        (4,886)      (1,435)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on convertible debentures ...............        (1,550)         --
  Use of restricted investments ....................        10,500          --
  Shareholder loans ................................          (606)         --
  Proceeds from convertible debentures .............          --          3,500
  Deferred financing costs..........................          --           (474)
  (Payments under) proceeds from leasing obligations          (222)         155
                                                          --------      -------

         Cash provided by financing activities, net          8,122        3,181
                                                          --------      -------

Net decrease in cash and cash
  equivalents ......................................        (4,877)        (277)
Effect of exchange rate changes on cash ............          --            (52)
Cash and cash equivalents, beginning of period .....        14,936          723
                                                          --------      -------
Cash and cash equivalents end of period ............      $ 10,059      $   394
                                                          ========      =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements included herein have been prepared by the Company. The foregoing statements contain all adjustments, consisting only of normal recurring adjustments which are, in the opinion of the Company's management, necessary to present fairly the consolidated financial position of the Company as of June 30, 1998 and the consolidated results of its operations and its consolidated cash flows for the three and six month periods ended June 30, 1998 and 1997.

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

         Because of the restatement related to Resetel, the Company also amended certain financial information as reported on its June 30, 1997 and March 31, 1998 Form 10-QSB. A summary of the original and amended unaudited financial information and a description of the related impact of the Company's statement of operations follows:

                                               THREE MONTHS       SIX MONTHS
                                                  ENDED              ENDED
                                                 MARCH 31,         JUNE 30,
                                                   1998              1997
                                              -------------       ----------
Revenues .................................     $     3,327         $    585
Loss from Operations .....................          (1,636)          (2,384)
Net loss, as amended .....................     $    (5,278)        $ (2,881)
                                               ===========         ========
Net basic and diluted loss per
 share, as amended .......................     $     (0.28)        $  (0.18)
                                               ===========         ========
General and administrative
 expenses ................................
Depreciation expense .....................
Interest expense .........................
Amortization expenses ....................              59 (a)          116 (a)
                                               -----------         --------
Net loss, as originally reported .........     $    (5,219)        $ (2,765)
                                               ===========         ========
Net basic and diluted loss per
 share, as originally reported ...........     $     (0.27)        $  (0.17)
                                               ===========         ========
----------------
(a) Reflects the effect of the Resetel purchase price described in the introductory language to the table above.

NOTE 1 - TELECOMMUNICATIONS NETWORKS

         Telecommunications networks are recorded at cost and are depreciated on a straight-line method over the estimated useful lives of the related assets. Construction, engineering, interest , labor costs and import and value added taxes directly related to the development of the Company's networks are capitalized. The Company begins depreciating these costs when the networks become commercially operational.

         Telecommunications networks consists of:


                                                                                    ESTIMATED
                                                            JUNE 30,  DECEMBER 31,   USEFUL
                                                             1998         1997        LIFE
                                                             ----         ----        ----
Telecommunications equipment ........................     $  8,401      $  6,547     10 to 20 years
Telecommunications equipment pending installation and
construction in progress ............................       19,171         2,627         --
Office equipment, furniture and vehicles ............        2,566         1,663      3 to 7
                                                          --------     ---------
                                                            30,138       10,837

Less: accumulated depreciation ......................       (2,037)      (1,489)
                                                          --------     ---------
                                                          $ 28,101     $  9,348
                                                          ========     =========

NOTE 2 - FOREIGN CURRENCY TRANSLATION

         Primarily as a result of the Company's (1) U.S. dollar denominated senior note financing during October 1997 and (2) acquisition of FirstCom Long Distance during December 1997, effective January 1, 1998 the Company's subsidiaries have used the U.S. dollar as their functional currency. This change did not have a significant impact on the Company's results of operations for the six and three months ended June 30, 1998.


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

NOTE 5 - SHAREHOLDER LOANS

         During April 1998 the Company loaned certain officers $606 related to federal and state income tax liabilities arising from shares of the Company's common stock granted to such officers during 1997. The loans are collateralized by 336,600 shares of the Company's common stock.

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

         Today, the Company is constructing state-of-the-art fiber optic ATM networks in Santiago, Chile and Lima, Peru. ATM is an information transfer standard that is one of a general class of packet technologies. ATM can be used by many different information systems, including local area networks to deliver traffic at varying rates, permitting a mix of voice, data, video and multimedia. As of June 30, 1998, the Company had installed approximately (i) 120 kilometers of fiber optic cable through most of Santiago's downtown business district and the outlying industrial and airport corridor and (ii) 475 kilometers of fiber optic cable through the major commercial and industrial districts of Lima, and the port city of Callao. During the third and fourth quarter of this year the Company intends to substantially complete the installation of the ATM network equipment in both Peru and Chile.

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

         In Peru, the Company operates as a wholly owned subsidiary, Red de Servicios Empresariales de Telecomunicaciones, S.A. ("Resetel"). Upon completion of its fiber optic network, Resetel intends to aggressively provide multinational, national and local businesses a broad array of high quality data, video and voice communication services, including LAN interconnection, frame relay, remote terminal access and dedicated channels for access to the Internet, on a private line basis. As a result of the accelerated liberalization of Peru's telecommunications markets and expiration of Telefonica del Peru's exclusive concession to provide public switched local and long distance telephony services effective August 1, 1998, Resetel intends to aggressively expand its existing service offerings to provide local public switched telephony.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

         DURING DECEMBER 1997 THE COMPANY ACQUIRED FIRSTCOM LONG DISTANCE S.A. (FORMERLY IUSATEL CHILE S.A.). THE COMPANY'S COMPARATIVE OPERATING RESULTS DURING THE SIX MONTHS OF 1998 WERE SIGNIFICANTLY IMPACTED BY THIS ACQUISITION AS DISCUSSED IN MORE DETAIL BELOW. DURING THE NEXT SIX MONTHS THE COMPANY INTENDS TO CONTINUE TO BUILD-OUT ITS FIBER OPTIC NETWORKS IN PERU AND CHILE AND PLANS TO WIRE MANY OF THE BUILDINGS THAT INCLUDE THE COMPANY'S TARGETED 9

CUSTOMERS.

         REVENUES. The Company's revenues are derived primarily from its operations in Chile. During the first six months of 1998 FirstCom Long Distance contributed approximately 91% of total revenues. The Company expects revenues to increase over the next few years due to the completion of the Company's ATM fiber optic networks and the related expansion of its operations in Peru and Chile.

         The Company's revenues were $6,815,000 for the six months ended June 30, 1998 as compared to $585,000 for the six months ended June 30, 1997. This increase during 1998 was due to the acquisition of FirstCom Long Distance. FirstCom Long Distance generated revenues during 1998 of approximately $6.2 million through the sale of approximately 19.9 million minutes resulting in an average revenue per minute of approximately $0.31. FirstCom Network's revenue during 1998 of $541,000 consisted primarily of equipment sales and system integration services.

         COST OF REVENUES. The Company's cost of revenues is derived primarily from its operations in Chile. Costs of revenues include both the cost of services provided and the cost of equipment sold. During 1998 cost of revenues relate principally to FirstCom Long Distance and include access charges paid to local exchange carriers and transmission payments to other carriers. Costs of revenues also include payments for rights of way related to the Company's fiber optic networks. The Company anticipates that the cost of revenues will increase with the expansion of its operations.

         The Company's cost of revenues was $5,507,000 for the six months ended June 30, 1998 as compared to $667,000 for the six months ended June 30, 1997. This increase was attributable to the acquisition of FirstCom Long Distance.

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

         The Company's selling, general and administrative expenses were $4,540,000 for the six months ended June 30, 1998 as compared to $1,754,000 for the six months ended June 30, 1997. This increase was primarily attributable to the acquisition of FirstCom Long Distance and the hiring of additional personnel related to the anticipated growth of the Peruvian and Chilean operations. At June 30, 1998 the Company had approximately 190 employees compared to 130 employees at December 31, 1997. The Company expects to continue to increase the number of its employees during the third quarter of this year.

         DEPRECIATION AND AMORTIZATION. The Company depreciates its telecommunications networks and intangible assets on a straight line basis over their estimated useful lives. The Company believes that depreciation and amortization expense will continue to increase with the expansion of its operations.

         The Company's depreciation and amortization expenses were $1,100,000 for the six months ended June 30, 1998 as compared to $548,000 for the six months ended June 30, 1997. This increase was primarily attributable to an increase in depreciation and amortization expense related to certain assets purchased in the acquisition of FirstCom Long Distance.

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

         The Company's interest expense was $10,652,000 for the six months ended June 30, 1998 as compared to $531,000 for the six months ended June 30, 1997. This increase was due to the Senior Notes that were issued on October 21, 1997. Of the total interest costs incurred by the Company for the six months ended June 30, 1998 and 1997,

$643,000 and $500,000, respectively, of such costs were capitalized in connection with the Company's construction of its fiber optic network in Lima, Peru.

         INTEREST INCOME AND OTHER. The Company currently earns interest income on cash and cash equivalents, restricted cash, and restricted investments.

         The Company's interest income and other was $3,259,000 for the six months ended June 30, 1998 as compared to $34,000 for the six months ended June 30, 1997. This increase was primarily attributable to interest income earned on the Company's restricted cash and investments.

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

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         REVENUES. The Company's revenues were $3,488,000 for the three months ended June 30, 1998 as compared to $261,000 for the three months ended June 30, 1997. This increase during the second quarter of 1998 was due to the acquisition of FirstCom Long Distance. FirstCom Long Distance generated revenues during the second quarter of approximately $3.2 million through the sale of approximately
10.7 million minutes resulting in an average revenue per minute of approximately $0.30. FirstCom Network's revenue during the second quarter of 1998 of $214,000 consisted primarily of equipment sales and system integration services.

         COST OF REVENUES. The Company's cost of revenues was $2,898,000 for the three months ended June 30, 1998 as compared to $351,000 for the three months ended June 30, 1997. This increase was attributable to the acquisition of FirstCom Long Distance.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's selling, general and administrative expenses were $2,709,000 for the three months ended June 30, 1998 as compared to $938,000 for the three months ended June 30, 1997. This increase was primarily attributable to the acquisition of FirstCom Long Distance. At June 30, 1998 the Company had approximately 190 employees compared to 150 employees at March 31, 1998.

         DEPRECIATION AND AMORTIZATION. The Company's depreciation and amortization expenses were $577,000 for the three months ended June 30, 1998 as compared to $270,000 for the three months ended June 30, 1997. This increase was primarily attributable to an increase in depreciation and amortization expense related to certain assets purchased in the acquisition of FirstCom Long Distance.

         INTEREST EXPENSE. The Company's interest expense was $5,249,000 for the three months ended June 30, 1998 as compared to $315,000 for the three months ended June 30, 1997. This increase was due to financing costs related to the Senior Notes that were issued on October 21, 1997. Of the total interest costs incurred by the Company for the three months ended June 30, 1998 and 1997,

$437,000 and $368,000, respectively, of such costs were capitalized in connection with the Company's construction of its fiber optic network in Lima, Peru.

         INTEREST INCOME AND OTHER. The Company's interest income and other was $1,498,000 for the three months ended June 30, 1998 as compared to $16,000 for the three months ended June 30, 1997. This increase was primarily attributable to interest income earned on the Company's restricted cash and investments.

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

         At June 30, 1998 the Company had $106.2 million of cash and cash equivalents, restricted cash and restricted investments. The Company believes its current cash balances should be sufficient to satisfy the Company's liquidity needs through the end of 1999; however, there can be no assurance that the Company will have sufficient resources to meet its subsequent liquidity requirements.

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

         Net cash used in operating activities for the six months ended June 30, 1998 was $8,113,000. This amount represented cash used to fund the Company's net loss for the period offset, in part, by an increase in accrued interest on the Senior Notes.

         Net cash used in investing activities for the six months ended June 30, 1998 was $4,886,000. This amount primarily represented the Company's continued build-out of its fiber-optic network in Peru offset by the use of restricted cash to fund such build-out. The growth of the Company's fiber networks was evidenced as route kilometers and fiber kilometers increased from approximately 350km and 12,200km, respectively as of March 31, 1998 to approximately 600km and 18,000km, respectively, as of June 30, 1998. The Company anticipates significant capital expenditures during the remainder of 1998.

         Net cash provided by financing activities for the six months ended June 30, 1998 was $8,122,000. This amount principally represented the use of restricted investments to make interest payments on the Senior Notes.

                                     PART II

                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The exhibits listed below are filed as part of this Report.

     EXHIBIT                        DESCRIPTION
     -------                        -----------
      27                            Financial Data Schedule for the six months
                                    ended June 30, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf be the undersigned, thereunto duly authorized.


INTERAMERICAS COMMUNICATIONS CORPORATION


/s/ PATRICIO E. NORTHLAND                                         8/14/98
-------------------------------------------------------------     -------
Patricio E. Northland                                             Date
Chairman of the Board, President, and Chief Executive Officer
(Principal Executive Officer)

/s/ DOUGLAS G. GEIB II                                            8/14/98
------------------------------------------------------------      -------
Douglas G. Geib II                                                Date
Chief Financial Officer
(Principal Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT                                   DESCRIPTION
-------                                   -----------

  27                                 Financial Data Schedule for the six
                                     months ended June 30, 1998