Form 10QSB
period 1998-09-30
FIRSTCOM CORP
filed 1998-11-17
CIK 850629

FORM 10QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

- ------------------------------------------------------------------------------

   (Mark One)

       [x]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
              PERIOD ENDED September 30, 1998

                                       OR

       [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
              PERIOD FROM __________________  TO __________________

                         Commission file number 0-25194

- ------------------------------------------------------------------------------

                             FIRSTCOM CORPORATION
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

                    INTERAMERICAS COMMUNICATIONS CORPORATION
   (Former name, former address and fiscal year, if changed since last report)

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

                          Yes [x]     No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 13, 1998 - 19,084,300

                 NOTE: Page 1 of 17 sequentially numbered pages.

                    FIRSTCOM CORPORATION

                                      INDEX

PART I  FINANCIAL INFORMATION

  Item 1.  Condensed Consolidated Financial Statements
           (unaudited)

           Condensed Consolidated Balance Sheets - as of
           September 30, 1998 (unaudited)and December 31, 1997               3

           Condensed Consolidated Statements of Operations -
           Nine Months and Three Months Ended September 30, 1998 and 1997
           (unaudited)                                                       4

           Condensed Consolidated Statement of Stockholders'
           Equity - Nine Months Ended September 30, 1998
           (unaudited)                                                       5

           Condensed Consolidated Statements of Cash Flows -
           Nine Months Ended September 30, 1998 and 1997
           (unaudited)                                                       6

           Notes to Condensed Consolidated Financial Statements
           (unaudited)                                                       7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results Of Operations                               9

PART II  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                 15

  Signatures                                                                16

  Exhibit Index                                                             17

PART I FINANCIAL INFORMATION

                                   FIRSTCOM CORPORATION

                          CONDENSED CONSOLIDATED BALANCE SHEETS
                      (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)


                                                            09/30/98      12/31/97
                                                           (UNAUDITED)  (As Restated)
    ASSETS                                                 -----------  -------------
Current assets:
  Cash and cash equivalents ...............................$    9,435  $      14,936
  Restricted cash .........................................    31,960         61,028
  Restricted investments ..................................    20,431         20,404
  Accounts receivable,net .................................     3,071          2,367
  Prepaid expenses and other current assets ...............       967          1,208
                                                           -----------  -------------
          Total current assets ............................    65,864         99,943

Restricted investments ....................................    29,157         37,488
Telecommunications networks, net ..........................    38,435          9,348
Intangible assets, net ....................................    14,605         15,186
Deferred financing costs ..................................    14,747         14,971
                                                           -----------  -------------
          Total assets ....................................$  162,808   $    176,936
                                                           ===========  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ........................................$    5,972   $      4,023
  Convertible Debentures...................................        --          1,550
  Accrued interest ........................................     8,925          3,925
  Other accrued expenses ..................................     1,522          2,631
  Due to related parties ..................................         --           263
  Lease obligations, current ..............................       155            313
  Other current liabilities ...............................       923            322
                                                           -----------  -------------
          Total current liabilities .......................    17,497         13,027

Senior notes, net .........................................   132,147        131,626
Lease obligations, less current portion ...................       268            356
                                                           -----------  -------------
          Total liabilities ...............................   149,912        145,009
                                                           -----------  -------------

Commitments and contingencies .............................         --            --
                                                           -----------  -------------

Stockholders' equity
  Preferred stock, $.001 par value, authorized 10,000,000
     shares, none issued
  Common stock, $.001 par value, authorized 50,000,000
     shares, issued and outstanding as of  December 31,
     1997 and June 30, 1998  19,084,300 shares ............        19             19
  Additional paid in capital ..............................    31,562         31,562
  Warrants ................................................    26,737         26,737
  Accumulated deficit .....................................   (44,578)       (26,153)
  Cumulative translation adjustments ......................      (238)          (238)
                                                           -----------  ------------
                                                               13,502         31,927
  Shareholder loans .......................................      (606)            --
                                                           -----------  ------------
          Total stockholders' equity ......................    12,896         31,927
                                                           -----------  ------------

          Total liabilities and stockholders' equity ......$  162,808   $    176,936
                                                           ===========  =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                      FIRSTCOM CORPORATION

                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)


                                                   NINE MONTHS ENDED          THREE MONTHS ENDED
                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                  1998           1997         1998          1997
                                              (UNAUDITED)    (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
                                                            (as restated)               (as restated)
                                              ------------  -------------  ------------  -------------
Revenues..................................    $    10,651   $        853   $     3,836   $        268
                                              ------------  -------------  ------------  -------------
Operating expenses:
  Cost of revenues........................          8,491            942         2,984            274
  Selling, general and administrative.....          7,975          3,011         3,435          1,257
  Non-cash compensation and
  Consulting                                           --          4,640            --          4,640
  Depreciation and amortization...........          1,612            834           512            285
                                              ------------  -------------  ------------  -------------

Loss from operations......................         (7,427)        (8,574)       (3,095)        (6,188)
                                              ------------  -------------  ------------  -------------

Interest expense..........................        (15,284)        (1,543)       (4,632)        (1,012)
Interest income and other.................          4,286             48         1,027             15
                                              ------------  -------------  ------------  -------------

Net loss..................................    $   (18,425)  $    (10,069)  $    (6,700)  $     (7,185)
                                              ============  =============  ============  =============

Net basic and diluted loss per share......    $     (0.97)  $      (0.20)  $     (0.35)  $      (0.34)
                                              ============  =============  ============  =============
Weighted average common shares
outstanding...............................     19,084,300     16,123,074    19,084,300     16,064,184
                                              ============  =============  ============  =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                  FIRSTCOM CORPORATION

                                 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)


                                      COMMON STOCK      ADDITIONAL      ACCRUED                 CUMULATIVE
                                -----------------------  PAID-IN    DISTRIBUTIONS ACCUMULATED   TRANSLATION   SHAREHOLDER
                                  SHARES      AMOUNTS    CAPITAL     AND WARRANT    DEFICIT     ADJUSTMENT       LOANS       TOTAL
                                ----------  ----------  ----------   ----------   ----------    ----------    ----------   --------
Balances at December 31, 1997
  (as restated).................19,084,300          19      31,562       26,737     (26,153)         (238)         --       31,927

Shareholder loans ..............        --          --          --           --          --            --        (606)        (606)

Net loss (unaudited) ...........        --          --          --           --     (18,425)           --          --      (18,425)
                                ----------  ----------  ----------   ----------   ----------    ----------   ---------   ----------

Balances at September 30, 1998
(unaudited) ....................19,084,300  $       19  $   31,562   $   26,737   $ (44,578)    $    (238)   $   (606)   $  12,896
                                ==========  ==========  ==========   ==========   ==========    ==========   =========   ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                FIRSTCOM  CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)


                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                             1998          1997
                                                          (UNAUDITED)   (UNAUDITED)
                                                                       (as restated)
                                                          ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .........................................      $   (18,425)  $   (10,069)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization expense ..........            1,612           834
    Amortization of deferred financing costs and
      original issue discounts .....................              932            91
    Accretion of discount on restricted
      Investments...................................           (2,197)           --
    Capitalized interest related to network ........           (1,605)         (600)
      Construction
   Non-cash compensation and consulting
      Expenses......................................               --         4,640
  Financial assistance exchanged for common
    Stock...........................................               --           852
    Beneficial conversion feature ..................               --           810
    Changes in assets and liabilities:
      Accounts receivable ..........................             (704)           37
      Prepaid expenses and other current assets ....              242          (120)
      Other assets .................................             (319)            9
      Accounts payable and accrued expenses ........            5,840           297
      Due to related parties .......................             (263)         (130)
      Other current liabilities ....................              619           (86)
                                                          ------------  ------------

         Cash used in operating activities .........          (14,268)       (3,435)
                                                          ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of telecommunications network ...........          (28,381)       (1,855)
  Use of restricted cash............................           29,067            --
                                                          ------------  ------------
          Cash used in investing activities ........              686        (1,855)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on convertible debentures ...............           (1,550)           --
  Use of restricted investments ....................           10,500            --
  Shareholder loans ................................             (606)           --
  Net proceeds from notes payable and
  Bridge notes......................................               --           950
  Proceeds from bank line of credit, net of
  Restricted bank deposits..........................               --           343
  Proceeds from convertible debentures .............               --         3,500
  Deferred financing costs..........................               --          (474)
  (Payments under) proceeds from leasing obligations             (263)          147
                                                          ------------  ------------

         Cash provided by financing activities, net             8,081         4,940
                                                          ------------  ------------

Net decrease in cash and cash
  equivalents ......................................           (5,501)         (350)
Effect of exchange rate changes on cash ............               --           (74)
Cash and cash equivalents, beginning of period .....           14,936           723
                                                          ------------  ------------
Cash and cash equivalents end of period ............      $     9,435   $       299
                                                          ============  ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company. The foregoing statements contain all adjustments, consisting only of normal recurring adjustments which are, in the opinion of the Company's management, necessary to present fairly the consolidated financial position of the Company as of September 30, 1998 and the consolidated results of its operations and its consolidated cash flows for the three and nine month periods ended September 30, 1998 and 1997.

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

AMENDED QUARTERLY FINANCIAL INFORMATION

     During August 1998, the Company restated its financial statements to reflect the effect of revising the price per share of Company common stock issued in connection with the May 1996 acquisition of FirstCom Peru (formerly Resetel) from $2.25 to $5.99 per share. The revised price per share is based on the average closing price of the Company's common stock for the period of 14 days before and after the date the terms of the acquisition were announced. The previously recorded purchase price was based on the Company's March 1996 private placement. The effect of the change in price per share increased the reported purchase price from approximately $2,800 to $7,500.

     Because of the restatement related to FirstCom Peru, the Company also amended certain financial information as reported on its March 31, 1998 and September 30, 1997 Form 10-QSB. A summary of the original and amended unaudited financial information and a description of the related impact of the Company's statement of operations follows:

                                               THREE MONTHS  NINE MONTHS
                                                  ENDED        ENDED
                                                 MARCH 31,   SEPTEMBER 30,
                                                   1998         1997
                                              -------------  ----------
Revenues .................................     $     3,327   $     853
Loss from Operations .....................          (1,636)     (8,574)
Net loss, as amended .....................     $    (5,278)    (10,069)
                                               ============  ==========
Net basic and diluted loss per
 share, as amended .......................     $     (0.28)  $   (0.61)
                                               ============  ==========
General and administrative
 expenses
Depreciation expense
Interest expense
Amortization expenses ....................            59(a)      176(a)
                                              -------------  ----------
Net loss, as originally reported..........     $    (5,219)    $(9,893)
                                               ============  ==========
Net basic and diluted loss per
 share, as originally reported ...........     $     (0.27)     $(0.61)
                                               ============  ==========

(a) Reflects the effect of the FirstCom Peru purchase price described in the introductory language to the table above.

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

         Telecommunications networks consists of:

                                                                                        ESTIMATED
                                                         SEPTEMBER 30,  DECEMBER 31,     USEFUL
                                                             1998         1997            LIFE
                                                          ------------  -----------  ---------------
Telecommunications equipment ........................     $    12,242   $    6,547   10 to 20 years
Telecommunications equipment pending installation and
construction in progress ............................          25,300        2,627               --
Office equipment, furniture and vehicles ............           3,100        1,663          3 to 7
                                                          ------------  -----------
                                                               40,642       10,837

Less: accumulated depreciation ......................          (2,207)      (1,489)
                                                          ------------  -----------
                                                          $    38,435   $    9,348
                                                          ============  ===========

NOTE 2 - FOREIGN CURRENCY TRANSLATION

     Primarily as a result of the Company's (1) U.S. dollar denominated senior note financing during October 1997 and (2) acquisition of FirstCom Long Distance during December 1997, effective January 1, 1998 the Company's subsidiaries have used the U.S. dollar as their functional currency. This change did not have a significant impact on the Company's results of operations for the nine and three months ended September 30, 1998.


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

     Today, the Company is constructing state-of-the-art fiber optic ATM networks in Santiago, Chile and Lima, Peru. ATM is an information transfer standard that is one of a general class of packet technologies. ATM can be used by many different information systems, including local area networks to deliver traffic at varying rates, permitting a mix of voice, data, video and multimedia. The fiber optic cable installed in (i) Santiago runs through the downtown business district and the outlying industrial and airport corridor and (ii) Lima runs through the major commercial and industrial districts of Lima, and the port city of Callao. A summary of key metrics as of and for the nine months ended September 30, 1998 follows:


                                  CHILE    PERU   TOTAL
                                  ------  ------  ------
NETWORK INSTALLATION
  ROUTE KILOMETERS . . . . . . .     120     671     791
                                  ------  ------  ------
  FIBER KILOMETERS . . . . . . .   1,577  21,985  23,562
                                  ------  ------  ------
  ATM NODES INSTALLED. . . . . .       4       -       4
                                  ------  ------  ------
  BUILDINGS WIRED. . . . . . . .       2       -       2
                                  ------  ------  ------
  LONG DISTANCE SWITCHES . . . .       3       -       3
                                  ------  ------  ------

NETWORK CONSTRUCTION IN PROCESS
  ATM NODES (OC 12). . . . . . .       3       5       8
                                  ------  ------  ------
  ATM NODES (OC 3) . . . . . . .       -      18      18
                                  ------  ------  ------
  ACCESS ROUTERS . . . . . . . .      47     120     167
                                  ------  ------  ------
  BUILDINGS PERMITS OUTSTANDING.      14       -      14
                                  ------  ------  ------

OPERATING INDICATORS
  EMPLOYEES. . . . . . . . . . .     128     102     236
                                  ------  ------  ------
  LONG DISTANCE MINUTES (000'S).  32,659       -  32,659
                                  ------  ------  ------
  DATA PORTS SOLD. . . . . . . .     332      47     379
--------------------------------  ------  ------  ------


     In Chile the Company operates through three wholly owned subsidiaries, FirstCom Networks (formally operated by the Company under the names of Hewster Servicios Intermedios, S.A. and Hewster S.A.), FirstCom Long Distance (formally Iusatel Chile S.A. which was acquired by the Company on December 17, 1997) and Visat S.A. ("Visat").

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

     In Peru, the Company operates through a wholly owned subsidiary, FirstCom Peru S.A. (formerly Resetel). Upon completion of its fiber optic network, FirstCom Peru intends to provide multinational, national and local businesses a broad array of high quality data, video and voice communication services, including LAN interconnection, frame relay, remote terminal access and dedicated channels for access to the Internet, on a private line basis. As a result of the accelerated liberalization of Peru's telecommunications markets and expiration of Telefonica del Peru's exclusive concession to provide public switched local and long distance telephony services effective August 1, 1998, FirstCom Peru intends to aggressively expand its existing service offerings to provide public switched telephony.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

     DURING DECEMBER 1997 THE COMPANY ACQUIRED FIRSTCOM LONG DISTANCE S.A. (FORMERLY IUSATEL CHILE S.A.). THE COMPANY'S COMPARATIVE OPERATING RESULTS DURING THE NINE MONTHS OF 1998 WERE SIGNIFICANTLY IMPACTED BY THIS ACQUISITION AS DISCUSSED IN MORE DETAIL BELOW.

     REVENUES. The Company's revenues are derived primarily from its operations in Chile. During the first nine months of 1998 FirstCom Long Distance contributed approximately 92% of total revenues. The Company expects revenues to increase over the next few years due to the completion of the Company's ATM fiber optic networks and the related expansion of its operations in Peru and Chile.

     The Company's revenues were $10,651,000 for the nine months ended September 30, 1998 as compared to $853,000 for the nine months ended September 30, 1997. This increase during 1998 was due to the acquisition of FirstCom Long Distance. FirstCom Long Distance generated revenues during 1998 of approximately $9.8 million through the sale of approximately 32.6 million minutes resulting in an average revenue per minute of approximately $0.30. FirstCom Network's revenue during 1998 of $730,000 consisted primarily of equipment sales and system integration services.

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

     The Company's cost of revenues was $8,491,000 for the nine months ended September 30, 1998 as compared to $942,000 for the nine months ended September 30, 1997. This increase was attributable to the acquisition of FirstCom Long Distance.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist principally of salaries, wages and related liabilities, professional fees related to legal, recruiting and accounting, advertising and marketing costs, and travel. The Company expects selling, general and administrative expenses to increase over time as it continues to expand its operations.

     The Company's selling, general and administrative expenses were $7,975,000 for the nine months ended September 30, 1998 as compared to $3,011,000 for the nine months ended September 30, 1997. This increase was primarily attributable to the acquisition of FirstCom Long Distance and the hiring of additional personnel related to the anticipated growth of the Peruvian and Chilean operations. At September 30, 1998 the Company had approximately 236 employees compared to 130 employees at December 31, 1997. The Company expects to continue to increase the number of its employees during the fourth quarter of this year.

     NON CASH COMPENSATION AND CONSULTING This expense of $4,640,000 during September 1997, was directly attributable to the intrinsic value of shares of Common Stock and stock options issued to certain officers and former directors of the Company. There were no such transactions or expenses during 1998.

     DEPRECIATION AND AMORTIZATION. The Company depreciates its telecommunications networks and intangible assets on a straight line basis over their estimated useful lives. The Company believes that depreciation and amortization expense will continue to increase with the expansion of its operations.

     The Company's depreciation and amortization expenses were $1,612,000 for the nine months ended September 30, 1998 as compared to $834,000 for the nine months ended September 30, 1997. This increase was primarily attributable to an increase in depreciation and amortization expense related to certain assets purchased in the acquisition of FirstCom Long Distance.

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

     The Company's interest expense was $15,284,000 for the nine months ended September 30, 1998 as compared to $1,543,000 for the nine months ended September 30, 1997. This increase was due to the Senior Notes that were issued on October 21, 1997. Of the total interest costs incurred by the Company for the nine months ended September 30, 1998 and 1997,

$1,605,000 and $600,000, respectively, of such costs were capitalized in connection with the Company's construction of its fiber optic network in Lima, Peru.

     INTEREST INCOME AND OTHER. The Company currently earns interest income on cash and cash equivalents, restricted cash, and restricted investments.

     The Company's interest income and other was $4,286,000 for the nine months ended September 30, 1998 as compared to $48,000 for the nine months ended September 30, 1997. This increase was primarily attributable to interest income earned on the Company's restricted cash and investments.

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

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     REVENUES. The Company's revenues were $3,836,000 for the three months ended September 30, 1998 as compared to $268,000 for the three months ended September 30, 1997. This increase during the third quarter of 1998 was due to the acquisition of FirstCom Long Distance. FirstCom Long Distance generated revenues during the third quarter of 1998 of approximately $3.6 million through the sale of approximately 12.7 million minutes resulting in an average revenue per minute of approximately $0.28. FirstCom Network's revenue during the third quarter of 1998 of $189,000 consisted primarily of equipment sales, data transmission and system integration services.

     COST OF REVENUES. The Company's cost of revenues was $2,984,000 for the three months ended September 30, 1998 as compared to $274,000 for the three months ended September 30, 1997. This increase was attributable to the acquisition of FirstCom Long Distance.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's selling, general and administrative expenses were $3,435,000 for the three months ended September 30, 1998 as compared to $1,257,000 for the three months ended September 30, 1997. This increase was primarily attributable to the acquisition of FirstCom Long Distance. At September 30, 1998 the Company had approximately 236 employees compared to 190 employees at June 30, 1998.

     NON CASH COMPENSATION AND CONSULTING This expense of $4,640,000 during September 1997, was directly attributable to the intrinsic value of shares of Common Stock and stock options issued to certain officers and former directors of the Company. There were no such transactions or expenses during 1998.


     DEPRECIATION AND AMORTIZATION. The Company's depreciation and amortization expenses were $512,000 for the three months ended September 30, 1998 as compared to $285,000 for the three months ended September 30, 1997. This increase was primarily attributable to an increase in depreciation and amortization expense related to certain assets purchased in the acquisition of FirstCom Long Distance.

     INTEREST EXPENSE. The Company's interest expense was $4,632,000 for the three months ended September 30, 1998 as compared to $1,012,000 for the three months ended September 30, 1997. This increase was due to financing costs related to the Senior Notes that were issued on October 21, 1997. Of the total interest costs incurred by the Company for the three months ended September 30, 1998 and 1997,

$962,000  and  $100,000,   respectively,  of  such  costs  were  capitalized  in
connection with the Company's construction of its fiber optic network in Lima, Peru.

     INTEREST INCOME AND OTHER. The Company's interest income and other was $1,027,000 for the three months ended September 30, 1998 as compared to $15,000 for the three months ended September 30, 1997. This increase was primarily attributable to interest income earned on the Company's restricted cash and investments.

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

     At September 30, 1998 the Company had approximately $91.0 million of cash and cash equivalents, restricted cash and restricted investments. The Company believes its current cash balances should be sufficient to satisfy the Company's liquidity needs through the end of 1999; however, there can be no assurance that the Company will have sufficient resources to meet its subsequent liquidity requirements.

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

     Net cash used in operating activities for the nine months ended September 30, 1998 was $14,268,000. This amount represented cash used to fund the Company's net loss for the period offset, in part, by an increase in accrued interest on the Senior Notes.

     Net cash used in investing activities for the nine months ended September 30, 1998 was $686,000. This amount primarily represented the Company's continued build-out of its fiber-optic network in Peru offset by the use of restricted cash to fund such build-out. The growth of the Company's fiber networks was evidenced as route kilometers and fiber kilometers increased from approximately 600km and 18,000km, respectively as of June 30, 1998 to approximately 790km and 23,600km, respectively, as of September 30, 1998. The Company anticipates significant capital expenditures during the remainder of 1998.

     Net cash provided by financing activities for the nine months ended September 30, 1998 was $8,081,000. This amount principally represented the use of restricted investments to make interest payments on the Senior Notes.

                                     PART II

                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The exhibits listed below are filed as part of this Report.

     EXHIBIT                        DESCRIPTION
     -------                        -----------
      27                            Financial Data Schedule for the nine months
                                    ended September 30, 1998

(b) Reports on Form 8-K

     (i) Preceding the filing of this Form 10QSB, on November 13, 1998 the Company filed a report on Form 8-K for purposes of disclosing that the Company had (a) changed its certifying accountant from Pricewaterhouse Coopers LLP to Ernst & Young LLP and (b) changed its corporate name from "InterAmericas Communications Corporation" to "FirstCom Corporation"

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf be the undersigned, thereunto duly authorized.


FIRSTCOM CORPORATION


/s/ PATRICIO E. NORTHLAND                                          11/16/98
-----------------------------------------------------------------  -------
    Patricio E. Northland                                          Date
    Chairman of the Board, President, and Chief Executive Officer
    (Principal Executive Officer)

/s/ DOUGLAS G. GEIB II                                             11/16/98
- ---------------------------------------------------------------  -------
    Douglas G. Geib II                                             Date
    Chief Financial Officer
    (Principal Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT                                   DESCRIPTION
- -------                                   -----------

  27                                 Financial Data Schedule for the nine
                                     months ended September 30, 1998