Form 10KSB
period 1998-12-31
FIRSTCOM CORP
filed 1999-03-31
CIK 850629

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 COMMISSION FILE NUMBER 0-25194

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _________ TO ___________

                              FIRSTCOM CORPORATION

                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

             TEXAS                                   87-0464860
(STATE OR OTHER JURISDICTION OF          (IRS EMPLOYER IDENTIFICATION  NUMBER)
INCORPORATION OR ORGANIZATION)

          220 ALHAMBRA CIRCLE, SUITE 910 , CORAL GABLES, FLORIDA 33134
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                    ISSUER'S TELEPHONE NUMBER: (305) 448-4422

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                                 NAME OF EACH EXCHANGE
             TITLE OF EACH                     CLASS ON WHICH REGISTERED
                 NONE                                    NONE

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [ ] No [X]

         The Registrant's revenues for the year ended December 31, 1998 were $19,059,000.

         The aggregate market value at March 26, 1999 of the Registrant's shares of Common Stock, $.001 par value (based upon the closing price of $2.28 per share of such shares on the NASDAQ SmallCap Market), held by non-affiliates of the Registrant was approximately $38,000,000. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

         At March 26, 1999, there were outstanding 19,189,796 shares of the Registrant's Common Stock.

         Transitional Small Business Disclosure Format (check one): Yes[]  No[X]

                       DOCUMENTS INCORPORATED BY REFERENCE

         THE INFORMATION CONTAINED IN THIS DOCUMENT CONTAINS "FORWARD-LOOKING STATEMENTS" THAT REFLECT THE COMPANY'S CURRENT EXPECTATIONS, HOPES, INTENTIONS, PLANS AND STRATEGIES. THE WORDS OR PHRASES "IS EXPECTED," "WILL CONTINUE," ANTICIPATES," "ESTIMATES," "EXPECTS," "PLANS," "INTENDS," OR SIMILAR EXPRESSIONS IN THIS DOCUMENT ARE INTENDED TO IDENTIFY "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 27A OF THE SECURITIES ACT OF 1933, AS ENACTED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THERE CAN BE NO ASURANCE THAT SUCH FORWARD-LOOKING STATEMENTS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM THE EXPECTATIONS THAT MAY BE IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE ECONOMIC ENVIRONMENT OF THE LATIN AMERICAN COUNTRIES IN WHICH THE COMPANY OPERATES, CHANGES IN GOVERNMENTAL REGULATION, THE COMPANY'S LIQUIDITY AND CAPITAL RESOURCES, COMPETITION, ACTUAL DEMAND FOR THE COMPANY'S SERVICES AND THE OTHER FACTORS IDENTIFIED IN THIS DOCUMENT. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. ALL STATEMENTS IN THIS DOCUMENT ARE FORWARD-LOOKING STATEMENTS, EXCEPT FOR HISTORICAL INFORMATION CONTAINED IN THIS DOCUMENT.

ITEM 1. BUSINESS

GENERAL

         FirstCom Corporation (the "Company") operates as a Competitive Local Exchange Carrier ("CLEC") in five major metropolitan business centers in three South American countries, including Santiago, Chile; Lima, Peru; and Bogota, Cali and Cartagena, Colombia. The Company primarily targets business customers and other telecommunications carriers and other high volume users by offering a wide range of high bandwidth integrated services including voice, data, video, audio and internet services. Specific service offerings in each country vary depending on the current concessions held by the Company in the particular country, local laws and regulations and the infrastructure in the country. The Company believes that the size, expected growth and increasing deregulation of the telecommunications industry in Latin America offers the Company opportunities to broaden its existing service offerings and to expand its operations in additional key Latin American business centers.

         Prior to November 1996, the Company was a development stage company whose activities primarily consisted of the acquisition of licenses, concessions and rights-of-way in certain key Latin American markets. Beginning in November 1996, with the hiring of a new management team, the Company has focused on the development and operation of high capacity fiber optic networks in key Latin American business centers.

        Today, the Company is operating state-of-the-art fiber optic IP/ATM networks in Santiago, Chile and Lima, Peru, and, as a result of the Company's February 1999 acquisition of Teleductos, S.A. ("Teleductos), the Company currently has operations in Bogota, Cali and Cartagena, Colombia. IP/ATM is an information transfer standard that is one of a general class of packet technologies. IP/ATM can be used by many different information systems, including local area networks to deliver traffic at varying rates, permitting a mix of voice, data, video and multimedia. The fiber optic network installed in
(i) Santiago, runs through the downtown business district and the outlying industrial and airport corridor, (ii) Lima, runs through the major commercial and industrial districts of Lima, and the port city of Callao and (iii) Bogota, runs through the major commercial and industrial districts of Bogota.

        Except where otherwise indicated, all amounts expressed as "$" or "dollars" shall refer to United States currency.

        CHILE

         In Chile, the Company, currently holds concessions to provide: (i) voice and data transmission services and value-added services on a private line basis; (ii) public switched domestic and international long distance services and (iii) public switched local services. The Company also maintains a concession to own and operate satellite earth stations throughout Chile. Through its Chilean subsidiaries the Company currently provides its corporate customers in Santiago with the following services: (i) high quality voice and high-speed data communications services on a private line basis, LAN to LAN interconnections, dedicated channels for access to local information warehouses (i.e. credit bureaus, etc.), remote terminal access, PBX to PBX connections, remote printing capabilities, local and wide area network design, engineering, installation, systems' integration and support services, (ii) domestic and international long distance services, that are switched and transported, in part, through its own gateway switch and satellite earth station, as well as through interconnections with other Chilean long distance carriers, (iii) internet access services on a dial-up and dedicated access basis, as well as value-added services such as web-hosting and corporate e-mail. The Company's services are provided through its approximately 120 kilometer ATM digital fiber optic network which currently extends through most of Santiago's downtown business district and the outlying industrial park and airport corridors.

         In December 1997, the Company acquired Iusatel Chile, S.A. (now known as FirstCom Long Distance S.A.), ("FirstCom Long Distance") a company based in Santiago, Chile, which provides domestic and international long distance services. FirstCom Long Distance's long distance traffic is switched and transported, in part, through its own gateway switch and satellite earth station, as well as through interconnections with other Chilean long distance carriers. The acquisition of FirstCom Long Distance enabled the Company to: (i) provide long distance services to its existing corporate customers, (ii) bundle a variety of service offerings, including long distance and data services, to attract additional customers; and (iii) access the Chilean international long distance market, which was estimated to be approximately $183 million dollars in 1997.

         In October 1998, the Company acquired Red de Computadores S.A. (now known as FirstCom Internet S.A.) ("FirstCom Internet"), based in Santiago, Chile, which provides Internet access services on a dedicated and dial-up basis, as well as value-added services such as web-hosting and corporate e-mail. The acquisition of FirstCom Internet enabled the Company to secure one of the largest dedicated Internet access customer base in Chile and strategically position itself to facilitate and potentially benefit from the growth of Internet users in Chile.

         PERU

         In May 1996, the Company acquired Resetel S.A. (now known as FirstCom Peru S.A.) "FirstCom Peru") based in Lima, Peru which holds a concession to provide local private line voice and data services. FirstCom Peru offers high speed data transmission services on a private line basis, including LAN to LAN interconnection, remote terminal access, dedicated channels for access to the Internet and voice services on a private line basis. FirstCom Peru provides its services through its approximately 700 kilometer ATM digital fiber optic network which currently extends throughout the major commercial and industrial districts of Lima and the port city of Callao.

         As a result of the accelerated liberalization of Peru's telecommunications markets and termination of Telefonica de Peru's ("Telefonica") exclusive concession to provide public switched local and long distance telephony services effective August 1, 1998, FirstCom Peru applied for and was granted a concession to provide international and domestic public switched long distance voice services in Peru. FirstCom Peru intends to expand its existing service offerings to provide long distance public switched telephony in 1999. FirstCom Peru has also applied for and anticipates receiving a concession to provide public switched local voice services in Peru, although no assurance can be given in this regard.

        COLOMBIA

         On February 2, 1999, the Company acquired 76% of Teleductos S.A. ("Teleductos"), a company operating in the Colombian cities of Bogota, Cali and Cartagena. Teleductos provides over 130 multinational, national and local businesses a broad array of high quality data communication services, including point-to-point and point-to-multipoint network services from speeds ranging from
19.2 Kbps to 100 Mbps, for intranet, extranet and internet services. Teleductos' services are provided over its approximately 580 kilometer digital high-speed fiber optic network which currently extends through the commercial and industrial areas of Bogota. Teleductos has established joint venture alliances to complete the installation of local fiber optic infrastructure and last mile fiber optic access in Cali and Cartagena. During 1999, the Company intends to complete an upgrade of this fiber optic network by replacing existing SDH nodes with an ATM/IP backbone platform.

        BUSINESS STRATEGY

         The Company's goal is to become a leading provider of high bandwidth telecommunications services to business and other high volume users and carriers operating in key Latin American business centers. The Company believes that the size and growth potential of key Latin American business centers coupled with the ongoing liberalization of the telecommunications markets throughout the region offer the Company considerable opportunities for growth. The Company's strategy is to target business users and telecommunications carriers in key Latin American business centers. These users are typically located in major metropolitan areas, require high reliability, high volume data transmission and voice capabilities and, in the case of telecommunications carriers, substantial capacity to interconnect POPs. In addition, many of the Company's existing and targeted customers have operations in more than one key Latin American business center in which the Company currently operates or may operate in the future. The Company believes that by targeting users with multiple geographic locations it will achieve operating synergies through cost reductions, streamlined investments and common decision making.

        The Company seeks to enter markets where it can construct or acquire fiber optic networks and offer telecommunications services in advance of full market liberalization. The Company has already implemented this strategy in (i) Peru, where it was one of the first companies to have established a telecommunications system prior to the liberalization of Peru's telecommunications market in August 1998, and (ii) Colombia, where full market liberalization has not yet occurred. The Company believes that its early entry into the Peruvian and Colombian markets will enable the Company to establish strong business relationships with its targeted customers prior to the onset of widespread competition, although no assurance can be given that the Company will be able to effectively compete with existing and future market participants.

        The Company installs advanced network and switching equipment into its fiber optic networks that enable interconnections with existing public networks and the provision of switched telephone services. If and to the extent permitted by applicable laws and regulations, the Company will seek to secure a growing portion of potential customers' and its customers' existing and targeted telecommunications business by adding local, long distance, enhanced voice and data services to the private line services it currently offers. However the Company's ability to expand its service offerings may be limited by its available capital resources and other factors. The Company believes its customers require maximum reliability, high quality service, broad geographic coverage, strong customer service and innovative services delivered in a timely and cost-effective manner. The Company believes that these needs have often been unmet by the incumbent PTT in markets where the Company currently operates.

        The Company expects to opportunistically enter additional key Latin American business centers in part by acquiring controlling interests in existing companies that have licenses, concessions and rights-of-way to install and operate fiber optic networks or by applying for such licenses and concessions and negotiating for such rights-of-way directly. The Company may also acquire other telecommunications service providers in existing and targeted markets that enable the Company to expand or enhance its current operations. The Company believes that many emerging local and long distance carriers, cellular providers and recently privatized PTTs are likely to seek alliances with local access providers with fiber optic networks, such as the Company, to compete more effectively in the Latin America telecommunications markets.

         The Company has tailored its strategy to adapt to the specific economic and regulatory environments of each market in which the Company operates. The Company's ability to implement its business strategy may be affected by a number of factors including among others, the following: general national and international economic and business conditions, as well as conditions in the regions in which the Company operates; demographic change; existing government regulations and changes in, or the failure to comply with, government regulations; competition; the loss of any significant customers; changes in business strategy or development plans; technological developments; the ability to attract and retain qualified personnel; the significant indebtedness of the Company; the availability and terms of capital to fund the expansion of the Company's business; and other factors referenced in this annual report. Each of these factors is, to a large extent, subject to economic, financial, competitive, regulatory and other factors, many of which are beyond the Company's control. Accordingly, there can be no assurance that the Company will successfully implement its business strategy, in whole or in part. The Company's viability, profitability and growth depend upon the successful continued implementation of its business plan.

        SENIOR NOTE OFFERING

         On October 27, 1997, the Company consummated an offering (the "Senior Note Offering") of 150,000 units ("Units") consisting of (i) $150.0 million aggregate principal amount of 14% senior notes ("Senior Notes") due October 27, 2007 and (ii) 5,250,000 unit warrants ("Warrants") to purchase an aggregate of 5,250,000 shares of Common Stock, at an exercise price of $4.40 per share. The Senior Notes were issued pursuant to the terms of an indenture (the "Indenture") between the Company and State Street Bank and Trust Company, as trustee (the "Trustee"), and are subject to the covenants and restrictions described therein. The Senior Note Offering resulted in net proceeds to the Company of approximately $142.5 million, approximately $63.0 million of which was used to purchase a portfolio of government securities that were pledged and are held in escrow for payment of interest on the Senior Notes through October 27, 2000, and approximately $62.0 million of which was deposited under a special account under the Trustee's exclusive dominion and control pending application of such funds by the Company for (a) permitted expenditures (as defined in the Indenture), (b) in the event of a Change of Control, the Change of Control Payment (as defined in the Indenture) and (c) in the event of a Special Offer to Purchase or a Special Mandatory Redemption (each as defined in the Indenture), the purchase or redemption price connection therewith. The Units were originally issued and sold by the Company in a transaction which was exempt from the registration requirements of the Securities Act. The Company subsequently registered the Senior Notes and the Common Stock underlying the Warrants with the Securities and Exchange Commission and effected an exchange offering to convert the Senior Notes into freely tradable notes (the "New Notes"). As a result, the New Notes were exchanged for the Senior Notes. The form and terms of the New Notes are the same as the form and terms of the Senior Notes for which they were exchanged, except that the New Notes have been registered under the Securities Act, and hence the New Notes do not bear legends restricting the transfer thereof.

         INDUSTRY OVERVIEW

        GENERAL

         The continuing liberalization of the telecommunications industry and technological change have resulted in an increasingly information-intensive business environment. Regulatory, technological, marketing and competitive trends have expanded the Company's opportunities in the converging voice and data telecommunications markets. Rapid liberalization of the telecommunications industry in Latin America is expected to expand opportunities in the local telecommunications services market. The telecommunications infrastructure in many of these markets is very limited or obsolete, resulting in significant unmet demand for advanced telecommunications services including reliable, high capacity data circuits, private line LANs and domestic and international long distance connectivity. The telecommunications industry in Latin America has experienced rapid growth in large part because most Latin American governments are opening their telecommunications markets to competition. By the year 2000, the telecommunications markets in most countries in the region are expected to be further deregulated, although no assurance can be given in this regard.

        Technological advances, including growth of the Internet, the increased use of packet switching technology for voice communications and the growth of multimedia applications, are expected to result in growth in the high-speed data services market. The Company believes that the current deregulation in many Latin American countries, coupled with technological innovation, will lead to market developments similar to those that occurred upon deregulation of long distance telecommunications services in the United States, including an increase in traffic volume and the continued introduction of new providers of telecommunications services of varying sizes. However, no assurance can be given that deregulation will continue to occur or that it will not be reversed, which could materially, adversely affect the Company.

         Telecommunications traffic of business customers and telecommunications carriers has increased dramatically and these customers now insist upon the quality and high capacity inherent in fiber optic transmission technology such as the technology used by the Company. To the extent that customers require increased bandwidth capabilities to handle complex voice, video and data telecommunications, the Company believes that demand for transmission capacity will continue to increase. Digital signals carried over optical fibers are superior in many respects to analog signals carried over copper wires, an older technology which many PTTs continue to use for parts of their networks, although many PTTs are using fiber optic technology to expand their existing networks. In addition to offering faster and more accurate transmission of voice and data communications, digital fiber optic networks generally require less maintenance than comparable copper wire networks, thereby decreasing operating costs. The capacity of fiber optic cable is determined in part by the interface of electronic equipment with the network, thereby allowing network capacity to be increased through a change in electronics, rather than the fiber itself. Fiber optic cable also provides enhanced transmission quality as signals are largely immune to electromagnetic interference.

        COMPETITIVE LOCAL MARKET ACCESS.

         Once the domain of PTTs, the local access market in both developed and emerging countries is increasingly open to competition. Where permitted, local markets may be entered via any combination of (i) construction of proprietary wired network infrastructure, (ii) construction of wireless local loop, PCS or cellular networks and (iii) resale of the existing local carrier's network. The Company believes that companies gaining local access through the use of a fiber optic rings using ATM technology are uniquely positioned to provide services for large business customers due to the high capacity of such systems and the other factors referred to above.

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

         Long distance carriers have traditionally been the first customers for CAPs. Local access in the markets in which the Company operates in some cases comprises a substantial percentage of the cost of a long distance call. For this reason, long distance carriers, as well as high volume corporate customers, have great demand for the lower cost local access provided by CAPs. In addition, as any communications failure can result in significant expenses and/or lost revenue to businesses, corporate and carrier customers often utilize CAPs as a back-up to their primary carrier. CAPs typically market their private line and special access services by offering lower prices, higher network reliability and higher quality transmissions and customer service. Corporate customers utilize such private lines to interconnect their branch offices and computer networks, and even to connect their internal PBX networks with the local PTT. Telecommunications carrier networks utilize CAPs to interconnect their switching centers, to connect major customers to their networks, and to connect their cellular, microwave and satellite transmitters. With direct connection to customers, CAPs may also market higher margin value-added services such as Internet access, database access and Centrex. Depending on local regulation, the CAP may also provide dial tone for any calls made to points outside of the local market. In most markets, corporate customers will begin by transferring a small portion of their telecommunications requirements to the CAP. As these customers experience the CAP's competitive cost and superior service, they often transfer increasing amounts of their business to the new operator.

         As deregulation has permitted, many CAPs have attempted to expand their services from the provision of private line and special access services to the provision of CLEC switched or dial tone services that are provided through a combination of the CAP's own network and through interconnection with the local PTT network. Through interconnection with the local PTT, new carriers are able to offer services immediately to any customer on the PTT's network, thereby significantly increasing the number of customers and markets that they serve without physically expanding their own networks.

         Although the Company has based its strategy in part on the experiences of CAPs and CLECs in the United States and other developed countries, there can be no assurance that the liberalizing Latin American markets will be characterized by the same trends as were found in such other markets.

        BUSINESS AND SERVICES IN EACH COUNTRY

        CHILE

         COUNTRY OVERVIEW. Chile is a highly urbanized country, with a population of approximately 14.9 million as of the end of 1998, of which 85.0% are estimated to live in cities. Santiago, the capital of Chile and a major international economic center, has a population of approximately 5.1 million. The Chilean government has implemented a strategy to encourage foreign investment in Chile and it has privatized and deregulated many industries, including transportation, energy and telecommunications. From 1995 through 1997, GDP increased by an average annual rate of 37%. Inflation has been dramatically curtailed, falling from 18.7% in 1991 to 6.3% in 1997. GDP has been projected to grow at an average annual growth rate of 8.0% from 1998 through the year 2000.

         MARKET OVERVIEW. As the first telecommunications market to commence deregulation in Latin America, Chile has experienced substantial growth in telecommunications revenue and telephone density. Total international long distance revenues have grown from $99.9 million in 1993 to $183.6 million in 1997, representing a compound annual growth rate of 21.0%. Chile's telecommunications markets continue to be dominated by the former PTTs, although new entrants have begun to reduce the former PTTs' market share. In the long distance market, Entel, the former long distance PTT, faces competition from eight other carriers, and its market share is estimated to have been reduced to approximately 40.4% for domestic long distance and 37.5% for international long distance. As a result of its open telecommunications market, Chilean subscribers enjoy some of the lowest prices in the world for long distance telephony services. In the local telephony market, CTC, the former local services PTT, controls approximately 91% of the local telephony market.

        The following table sets forth certain historical and projected economic data and selected telecommunications information regarding Chile:

                      ECONOMIC AND TELECOMMUNICATIONS DATA

                                                      1995           1996          1997          1998          1999         2000
                                                   ---------      ---------     ---------     ---------     ---------    ---------
ECONOMIC DATA*
Population(in millions)                               14.3           14.4          14.6          14.9          15.0         15.3
Real GDP(constant 1990 US$ billions)                  43.1           69.2          78.4          80.9          88.3         94.9
Inflation(%)                                           8.2            7.3           6.3           5.5           4.5          4.3

TELECOMMUNICATIONS DATA*                              1995           1996          1997          1998          1999         2000
                                                   ---------      ---------     ---------     ---------     ---------    ---------
TELEPHONE MINUTES(IN MILLIONS)
  Local Service                                         --             --            --            --            --           --
  Long Distance Domestic(millions)                 1,847.2(1)     2,259.0(2)        n/a           n/a           n/a          n/a
  Long Distance International(millions) 136.9(3)     172.9(2)                       n/a           n/a           n/a          n/a
Main Lines In Service
(in thousands)                                       1,846(4)       2,211(4)      2,623(4)      3,032(4)     3604.9(4)     3,920(4)
Penetration Rate
(main lines per 100 pop)                              13.0(4)        15.3(4)       18.2(4)       21.3(4)       23.9(4)      26.1(4)
Service Revenues

  Local Services(US$ millions)                       627.8(4)       473.2(4)      591.0(4)      731.8(4)      861.1(4)     981.9(4)
  Toll Services(US$ millions)                        235.6(4)       183.0(4)      213.6(4)      247.8(4)      279.5(4)     306.4(4)
  International Services(US$ millions)               152.6(4)       154.0(4)      183.6(4)      218.0(4)      243.5(4)     264.3(4)
Data
  X-25/Frame Relay Ports(in thousands)                 4.7(4)         4.9(4)        5.4(4)        6.3(4)        7.5(4)       8.4(4)
  ISP Host Penetration
(main lines per 100 pop)                             0.063(5)        0.11(5)       0.12(5)       0.15(5)       0.19(5)      0.21(5)

---------------- n/a--Information not publicly available.

(1) Statistical measures were changed in 1994 due to the multicarrier system implementation.

(2) Source: Calculations based on monthly market share data provided by the Subsecretaria de Telecomunicaciones ("SUBTEL") as of August 1997.

(3) Source: Calculations based on Pyramid Research Report estimates of lines in services includes historical information for the years 1994-1997 and projections for the years 1998-2000.

(4) Source: Pyramid Research Report includes historical information for the years 1994-1997 and projections for the years 1998-2000.

(5) Source: Calculations based on Pyramid Research Report estimates of ISP hosts and population for Chile.

         *Includes historical information for the years 1995-1997 and projections for the years 1998-2000.

        OPERATING COMPANY OVERVIEW. The Company conducts its business in Santiago through its subsidiaries, FirstCom Networks S.A. ("FirstCom Networks") (formerly Hewster Chile, S.A.), FirstCom Long Distance, FirstCom Internet, and FirstCom Telephony S.A. ("FirstCom Telephony") (FirstCom Networks, FirstCom Long Distance, FirstCom Internet and FirstCom Telephony, are collectively referred to herein as "FirstCom Chile") Although, separate legal entities, the Company operates its Chilean subsidiaries as one functional entity, providing seamless service delivery of integrated telecommunication solutions to its Chilean customers. FirstCom Networks currently provides businesses in Santiago high quality voice and data communications services on a private line basis, including high speed LAN to LAN interconnections, remote terminal access, PBX to PBX connections, and local and international high speed access to the Internet through arrangements with many Chilean based ISP's, and private line based services. FirstCom Networks also provides its customers with local and wide area network design, engineering, installation, systems integration and support services. FirstCom Long Distance provides domestic and international long distance telephony services in Santiago. FirstCom Long Distance's long distance traffic is switched and transported, in part, through its own gateway switch and satellite earth station as well as through interconnection with other Chilean long distance carriers. FirstCom Internet, estimated to be one of the three largest ISP's in Chile, provides Internet access and value-added services, focused on high speed access through dedicated links to more than 150 business customers. The Company believes that its high quality transmission capabilities, responsive customer service and domestic and international long distance services have become important elements in many of its customers' telecommunications network and operational strategies.

         COUNTRY STRATEGY. The Company is rapidly expanding its Chilean operations. FirstCom Chile is currently directing its marketing efforts in Santiago towards business customers and prioritizing the interconnection of medium-and small-sized businesses with content providers. Large companies in Santiago are typically located in single-tenant buildings and are currently the focus of Chile's major carriers. Therefore, the Company believes that a substantial opportunity exists to provide telecommunication and content access services to medium- and small-sized businesses. These businesses are typically located in multi-tenant buildings throughout downtown Santiago and the outlying industrial district. Based upon independent and proprietary marketing studies, the Company believes that a large number of its targeted business customers are located in commercial buildings which are not connected to high speed networks, but rather are connected through older, lower capacity networks utilizing copper-based technology. FirstCom Chile is seeking to take advantage of this opportunity by (i) identifying commercial, multi-tenant buildings in which a critical mass of occupants are located that have or will have an interest in acquiring services, (ii) rapidly connecting many of these buildings to FirstCom Chile's existing fiber optic network, (iii) offering high quality multimedia services on a private line basis, including long distance telephony and local telephony based on voice over IP and (iv) pursuing a sales and marketing strategy that includes a combination of direct sales calls, telemarketing and direct mail campaigns.

         NETWORK INFRASTRUCTURE. FirstCom Chile provides network services in Chile through its approximately 120 kilometer ATM fiber optic network which currently extends through the traditional commercial center of Santiago, where many established businesses are headquartered, and the rapidly growing expansion areas, including outlying industrial parks, and the airport corridor where many branch offices and new companies have located. This network utilizes advantageous rights-of-way through Santiago's underground subway system (the "Metro") as well as through certain facilities of ENERSIS, a Chilean power company and FirstCom's owned ducts. FirstCom Chile provides domestic and international long distance services in Santiago through its own gateway switch and satellite earth station and through interconnections with other Chilean long distance carriers.

         The portion of the Company's network that passes through the downtown business and financial district has been installed using the Metro's tunnels. The Metro's subway tunnels protect the network from hazards such as severe weather and vandalism. Metro access points, such as ventilation shafts and platform entrances, are available approximately every 250 meters along the subway route. These facilities serve as the "insert" points for last mile connections between the Company's network and customer buildings. In addition to its agreement with the Metro, the Company has a contract with one of Chile's electric companies which allows the Company to use utility poles to route cable to outlying areas of Santiago.

        FirstCom Chile plans to continue to invest in the "last mile" network links that connect commercial buildings and customer and potential customer's offices with the Company's ATM/IP network. Where customers are operating in newly developed areas of Santiago, FirstCom Chile is installing its own last mile network infrastructure to connect those customers with its fiber optic network. In areas of Santiago where the telecommunications infrastructure is more developed, the Company believes that it may grow most efficiently by leasing such last mile connections from other network operators. As a result of the completion of last mile connections to approximately 30 buildings as of February 1999 and the anticipated wiring of an additional 100 buildings scheduled for mid 1999, the Company believes that it will be able to substantially broaden its coverage and increase its revenues in Chile

         FirstCom Chile recently installed its first 38 GHz wireless connection between its ATM fiber optic network and an ISP. FirstCom Chile intends to utilize this wireless technology to connect customers more rapidly and efficiently to its fiber optic network. This wireless connection is deployed by installing wireless transceivers on rooftops, towers or windows where line-of-sight can be established between the connected points. This technology will enable FirstCom Chile to develop POPs that serve buildings not currently reached by its fiber optic network without paying interconnection fees to the local telephone company. 38 GHz technology provides network connections similar to fiber optic circuits in terms of both bandwidth and service quality.

         FirstCom Chile obtains local access services through interconnection agreements with the following operators or their subsidiaries: CTC Mundo, Complejo Manufacturero de Equipos Telefonicos S.A.C.I. ("CMET"), Entel, BellSouth Chile S.A., Telefonica Manquehue S.A. and Compania Nacional de Telefonos S.A. ("CNT"). In addition to the Excel NS 2000 switch installed in 1997, FirstCom Chile installed a new Telrad DMS 300 long distance gateway switch to handle all international long distance calls and a Unisys NAP platform to manage prepaid card, credit card and callback services. FirstCom Chile operates a 9.1 meter satellite earth station located in Santiago through which it links with many carriers in USA through the Intelsat 805 satellite. FirstCom Chile's satellite earth station is linked with its gateway switch via a 18-19 GHz microwave link and a fiber optic cable link. FirstCom Chile currently operates a 24-hour network control and operator service center in Santiago to monitor its network and handle customer service calls.

         COMPETITION. Chile's telecommunications market is extremely competitive. Chile's local and long distance markets were both opened to competition in 1994, with the only constraint being a four-year long distance market share cap imposed on Chile's former local services monopoly, CTC. There are currently five telecommunications groups that provide both local and long distance services, three of which also provide data services. There are also three other licensed providers of local telephony services and four other licensed providers of domestic and international long distance services. In the long distance market, Entel, the former long distance PTT, has a market share of approximately 40.4% for domestic long distance and 37.5% for international long distance. In the local telephony market, CTC, the former local services PTT, has a market share of approximately 91%. Both CTC and Entel operate fiber optic loops in Santiago, while FirstCom Chile operates a passive point-to-point network built using a star topology.

         The identity of new entrants and the scope of increased competition, and any corresponding adverse effect on FirstCom Chile's results, will depend on a variety of factors. Among such factors are the business strategies and financial and technical capabilities of potential competitors, prevailing market conditions, applicable Chilean regulations with respect to new entrants and FirstCom Chile, as well as the effectiveness of FirstCom Chile's strategy to prepare for increased competition.

         CUSTOMERS. FirstCom Chile currently services more than 300 customers, including Xerox de Chile S.A., Universidad Catolica de Chile, Universidad de Santiago, Banco Santander, Bolsa de Comercio, Sky Chile, Dicom (Equifax), World Trade Center, Sonda S.A., Diario La Nacion, Pro Chile and many others. For data and Internet services, FirstCom Chile charges a monthly fee for its services based on the length of the contract and the type and quantity of services provided. FirstCom Chile provides domestic and international long distance services to approximately 800 business customers and more than 5,000 residential customers through annual service contract arrangements. In addition, during the last three months of 1998, FirstCom Chile provided casual dialing services to approximately 20,000 non-subscriber users. FirstCom Chile also provides routing services to a number of other long distance carriers, including Entel.

         The Company believes it can successfully compete in the Santiago telecommunications market by providing customers a competitively priced, bundled service offering consisting of data (intra and extranets), multimedia applications, long distance and other value-added services. FirstCom Chile intends to begin offering local services based on voice over IP during 1999 upon receiving a license to provide such services, as to which there can be no assurance. Such services will be delivered over the Company's ATM/IP network which will help the Company add multimedia applications and control operating costs, minimizing the need to rely on other carriers' networks. The Company believes that it is well-positioned to develop and increase its customer base in Santiago because (i) it will be able to gain a "first mover" advantage in offering services to its targeted customer base of medium and small-sized businesses which the Company believes have significant unmet demand for advanced telecommunications services and (ii) its services are provided via a digital fiber optic network that utilizes an ATM/IP protocol and "drop and insert" technology, which enables the Company to offer an extensive range of advanced telecommunications services. The Company believes that its size, the entrepreneurial culture of its management team that allows it to react quickly to changes in the marketplace and its strong commitment to customer service, will differentiate FirstCom Chile from its larger, less flexible competitors.

         CONCESSIONS. In 1991, Hewster Servicios Intermedios, S.A., FirstCom Networks' predecessor, was granted a concession with an unlimited duration to provide intermediate telecommunications services (the "FirstCom Networks Concession"). The FirstCom Networks Concession authorized the installation and operation of the Company's fiber optic cable local network in metropolitan Santiago. The FirstCom Networks Concession authorizes FirstCom Networks to provide voice and data transmission services and certain value-added services on a private line basis. The FirstCom Networks Concession may not be transferred, assigned or leased, nor may control of FirstCom Networks be transferred or assigned, without the prior approval of SUBTEL. FirstCom Chile holds a concession with an unlimited duration to construct and operate a network of satellite earth stations throughout Chile that can provide national and international long distance telecommunications services. In addition, FirstCom Chile is authorized to provide services based on 38 GHz wireless technology in Santiago. FirstCom Long Distance holds a concession with an unlimited duration to provide public, switched national and international long distance services in Chile. FirstCom Long Distance's concession was issued by the Chilean Ministry of Transport and Communications in 1993. In 1998, FirstCom Chile was granted a concession to provide public switched local telephony services in Santiago.

        PERU

         COUNTRY OVERVIEW. Peru is the fourth largest country in South America with an estimated population of 24.8 million. Lima, the capital of Peru and the major economic center in Peru, has a population of approximately 6.8 million. In 1990, Alberto Fujimori, a political outsider, was elected President and embarked on a series of economic and political measures to curtail inflation and restore economic stability. From 1994 through 1997, GDP increased by an average annual growth rate of 9.3%. Pyramid estimates that GDP will grow at a compound annual growth rate of 6.2% from 1997 to 2002.

         MARKET OVERVIEW. The Company believes that demand for telephone service in Peru has historically been unmet due to lack of investment, high prices, poor service and long waiting periods for service. One of the stated goals of privatizing Peru's former local and long distance PTT, Telefonica, in 1994 (the "Privatization") was to significantly expand the national telecommunications network and improve service quality. The number of lines in service has increased since the Privatization from approximately 772,000 in 1994 to approximately 1.6 million at December 1997. Notwithstanding the significant recent growth in lines in service, Peru continues to have a relatively low penetration rate with 6.6 lines in service per 100 inhabitants as of the end of 1997. The Company believes that continued growth in demand for telecommunication services in Peru will be influenced by the growth of the Peruvian economy, foreign investment and international trade, the continued expansion of the telecommunications network and the re-balancing of tariffs. Based on 1997 operating results for Telefonica, the local and long distance telecommunications markets in Peru are estimated to have accounted for approximately $1.2 billion in total revenues in 1997, of which approximately $676 million are local access and service revenues and approximately $540 million are domestic and international long distance revenues. The Company believes that Peru's telecommunications market offers an excellent environment for the growth of telecommunications business. The Company believes that the Peruvian economy is also a source of growing demand for telecommunication services with growing domestic and multinational businesses attracting significant foreign investment.

        The following table sets forth certain historical and projected economic data and selected telecommunications information regarding Peru:

                      ECONOMIC AND TELECOMMUNICATIONS DATA

                                                 1995          1996         1997          1998          1999          2000
                                                 ----         ------      -------        ------       -------        ------
ECONOMIC DATA*
Population (in millions)(1)                       23.4          23.9          24.3          24.8          25.2          25.6
Real GDP (in constant 1990 US$ billions)(1)       44.1          60.8          65.3          67.5          69.9          73.6
Inflation (%)(1)                                  10.2          11.5           8.6           8.6           7.9           8.3




TELECOMMUNICATIONS DATA*                         1995          1996         1997          1998          1999          2000
                                                 ----         ------      -------        ------       -------        ------
TELEPHONE
MINUTES(in millions)
  Local Services                               4,954.0(1)    7,806.2(2)         n/a           n/a           n/a           n/a
  Long Distance Domestic                         461.0(1)      577.0(2)         n/a           n/a           n/a           n/a
  Long Distance International                    262.1(1)      294.5(2)         n/a           n/a           n/a           n/a
MAIN LINES IN SERVICE
(in thousands)                                 1,109.2(2)     1375.4(1)    1,595.5(1)    1,850.8(1)    2,093.6(1)    2,437.7(1)
PENETRATION RATE
(main lines per 100 pop)                           4.7(3)        5.8(1)        6.6(1)        7.5(1)        8.3(1)        9.4(1)
SERVICE REVENUES
  Local Services(US$ millions)                   459.1(3)      582.8(1)      676.0(1)      784.2(1)      887.1(1)    1,032.9(1)

  Toll Services(US$ millions)                    130.9(3)      166.2(1)      192.8(1)      223.6(1)      253.0(1)      294.5(1)
  International Services(US$ millions)           235.9(3)      299.5(1)      347.4(1)      403.0(1)      455.8(1)      530.8(1)
DATA
X-25/Frame Relay Ports(in thousands)               1.2(1)        1.8(1)        2.2(1)        2.6(1)        2.9(1)        3.3(1)
ISP Host Penetration
(main lines per 100 pop)                         0.000(1)       0.02(1)       0.01(1)       0.02(1)       0.02(1)       0.03(1)

(1)  Source: Pyramid Research Report.

(2)  Source: Telefonica del Peru S.A. 1996 Annual Report

(3)  Source: Telefonica del Peru S.A. 1995 Annual Report

(*) Includes historical information for the years 1993-1997 and projections for the years 1998-2000

        OPERATING COMPANY OVERVIEW. The Company conducts its business in Peru through its wholly-owned subsidiary, FirstCom Peru. FirstCom Peru intends to offer to multinational, national and local businesses a broad array of high quality data, video and voice communications services, including LAN to LAN interconnection, remote terminal access and dedicated channels for access to the Internet, on a private line basis through an ATM digital fiber optic network in metropolitan Lima, Peru.

         As a result of the accelerated liberalization of Peru's telecommunications markets and expiration of Telefonica's exclusive concession to provide public switched local and long distance telephony services effective August 1, 1998, FirstCom Peru applied for and has been granted a concession to provide international and domestic public switched long distance voice services in Peru. FirstCom Peru intends to expand its existing service offerings to provide long distance public switched telephony by mid-1999. FirstCom Peru has applied for and expects to receive a concession to provide public switched local voice services in Peru, although no assurance can be given in this regard.

         COUNTRY STRATEGY. FirstCom Peru is currently directing its marketing efforts in Lima towards a number of Peru's leading financial institutions and multinational companies with a strong presence in Peru. FirstCom Peru also intends to expand the focus of its marketing efforts to include medium- and small-sized businesses which are located in the major commercial and industrial districts in Lima and in the port city of Callao. The Company believes that a large number of its targeted business customers are located in commercial buildings which are not connected to a fiber optic network, but rather are connected to networks based on older, copper technology with limited capacity. The Company intends to take advantage of this opportunity by directly offering its services to businesses identified by management as having a need for FirstCom Peru's services. The Company also intends to offer an extensive selection of high quality voice and data services on a private line basis, and pursue an aggressive sales and marketing strategy. The Company believes that existing and potential customers in Peru are seeking to utilize new communications technologies in order to more effectively compete in the global market. By helping to educate its existing and potential customers on the use of the latest technologies and by providing turn-key corporate networks and telecommunications solutions, the Company expects to develop strong customer relationships that will help it increase customer revenues. The Company believes that this strategy will enable it to gain early mover advantages, build its customer base and expand the range of services provided to its customers to include local and long distance telephony. The Company believes that the quality of its private line services compares favorably to similar services offered by its competitors. In addition, the Company believes that the rapid growth of Internet use in Peru will provide it with a significant opportunity to further develop its customer base through the strategic referral of customers between ISPs and the Company.

         NETWORK INFRASTRUCTURE. The Company provides its services in Peru through its approximately 700 kilometer ATM/IP digital fiber optic digital switched network, which extends throughout the major commercial and industrial districts of Lima and the port city of Callao (combined population of approximately 7.5 million people). The Company's Lima network uses self-healing rings equipped with fully redundant ATM/IP technology. The Company has utility pole rights-of-way contracts with Luz del Sur and EDELNOR, two Peruvian utility companies, which allow the Company to use utility poles to route cable throughout most of its existing and planned network.

         The Company plans to continue invest in the "last mile" network links that connect commercial buildings and customer offices with the Company's ATM/IP network. Given the completion of last mile connections to approximately 40 buildings as of February 1999 and the wiring of an approximately additional 100 buildings scheduled for mid-1999, the Company believes that it will be able to substantially broaden its coverage and increase its revenues in Peru.

         The Company is currently installing an international and domestic satellite network based on an 11.3 meter satellite earth station located in Lima and, initially, five 3.8 meter satellite earth stations located in the major Peruvian cities of Arequipa, Trujillo, Chiclayo, Huancayo and Piura. This network will use the Intelsat 805 satellite to provide connectivity with international correspondents and among the Company's satellite earth stations in Peru. The Company. is also currently installing a NORTEL DMS-GSP switch in Lima to handle all international and domestic long distance traffic and provide value added services such as: 1-800, VPN, Calling Card, Authorization Screening and CLI Screening. The international/domestic switch will be interconnected to the PSTN operated by Telefonica. To handle customer service calls, a call center based on a Meridian 61C with CTI and IVR applications is currently being installed in Lima. This system will provide customer care services and also operator assisted long distance calls. All network control and maintenance will be centralized in Lima. The Company anticipates to compete the installation of the aforementioned long distance infrastructure by mid-1999.

        COMPETITION. Peru's telecommunications market is dominated by Telefonica, a company formed by the merger in 1994 of the former local telephone service PTT, Compania Peruana de Telefonos and ENTEL, the former long distance telephone service PTT. Telefonica is 35% owned by Telefonica de Espana S.A. Telefonica announced plans to devote a large amount of its resources over the next few years to install hundreds of thousands of telephone lines to provide basic telephone service. The Company believes that the focus of Telefonica on expanding basic telephone services has created an opportunity for the Company to capture market share by providing value-added, high bandwidth services to business customers on a private line basis. Currently, Peru's only other wireline telecommunications carrier is Tele2000, approximately 58.7% of which is owned by BellSouth Corporation. Tele2000 currently operates cellular, public pay phone and cable television services in Lima and other Peruvian cities. Although Tele2000 has to date focused largely on providing cellular and cable television services, it owns and operates a small fiber optic loop which may be utilized to compete directly with the Company.

        The Company's management believes that following the August 1998 deregulation of local and domestic and international long distance telephony, competition in these services may arise from a variety of new entrants, including telecommunications carriers providing services in other countries as well as companies currently providing services in other industries previously liberalized in Peru. In addition to the public switched long distance concession granted to FirstCom Peru, three other entities, including Tele2000, have been granted such a concession. In addition, the existing telecommunications service providers may have established customer relationships as well as other capabilities and resources to expand their current service offerings and include local carriers, wireless telephone operators, the providers of data services, cable television network operators and operators of existing private network infrastructure, such as electric power companies.

         The identity of new entrants and the scope of increased competition, and any corresponding adverse effect on FirstCom Peru's results, will depend on a variety of factors. Among such factors are the business strategies and financial and technical capabilities of potential competitors, prevailing market conditions, applicable Peruvian regulations with respect to new entrants and FirstCom Peru, as well as the effectiveness of FirstCom Peru's strategy to prepare for increased competition.

         CUSTOMERS. FirstCom Peru currently services 30 customers in Peru, including Interbank and Sony Music Entertainment Peru S.A. FirstCom Peru seeks to enter into contracts with new customers for a term of at least two years. Prices charged to customers vary in accordance with the customer's requirements based on the number of locations, type of services, transmission rates and length of service contracts.

         CONCESSIONS. FirstCom Peru provides its services pursuant to a renewable local carrier concession for the cities of Lima and Callao expiring in 2016. FirstCom Peru's concession may be renewed for an additional 20 years upon prior approval by the Peruvian Ministry of Transport and Communications. In February 1999, FirstCom Peru received a renewable concession to provide international and national public switched long distance services in mid 1999. The concession is valid for 20 years and may be renewed by the Peruvian Ministry of Transport and Communications for an additional 20 years. In addition, FirstCom Peru is registered in the Business Registry of Peru as an authorized provider of value-added services, including providing local, national and international internet services. Although the telephony services market was originally scheduled to open up to all market participants in July 1999, the government of Peru and Telefonica reached an agreement to end Telefonica's exclusivity on basic telephony services in August 1998. FirstCom Peru applied for and anticipates receiving a concession during 1999 to provide public switched local voice services in 1999, although no assurances can be given in this regard.

        COLOMBIA

         COUNTRY OVERVIEW. Colombia is the third largest country in South America with a current population of approximately 41 million in 1998. Bogota, the capital of Colombia, has a population of approximately 5.5 million. Cali and Cartagena, which are also two of the largest cities in Colombia, have populations of approximately 1.8 million and 800,000, respectively. From 1994 through 1997 GDP has grown at an average annual rate of 9% and has been projected to increase at an average annual growth rate of 6% for 1998 through the year 2000. Inflation has continuously dropped each year from 23.8% in 1994 to 18.5% in 1997.

         MARKET OVERVIEW. As Colombia continues to deregulate its telecommunications market, the country has continued to experience significant growth in telecommunications revenue and telephone density. With new competitors entering the local market, local operators are marketing aggressively to obtain subscribers. Since basic service operators are expanding into new cities and services, there has been compound annual growth rate in public switched service revenues of 23%, reaching $1.44 billion in 1997. Colombia's historic growth in average revenue per subscriber is partly a result of network build-out and main line growth as local operators spread into other coverage areas. Local telephony revenues for 1997 increased to $432 million from $243.9 million in 1995. Colombia's domestic long distance service market reached $821.0 million in 1997, indicating an average annual increase of 27% since 1994. International long distance revenues rebounded in 1997 ending the year with $189.5 million. In the data communications industry, the addition of new operators increased the selection of services available to the business community. As a result of increasing, local and wide area networking demands and more companies seeking out-sourced solutions for data processing, packet switching, Internet access, value-added services, electronic commerce and online services, significant growth of the telecommunications industry has taken place in Colombia. Internet is the fastest growing data communications service in the Colombian market. The increasing demand for Internet access and services has encouraged a greater number of Internet service providers to enter the market. The increase in Internet subscribers has grown at a 122% compound annual growth rate over the past four years.

        The following table sets forth certain historical and projected economic data and selected telecommunications information regarding Colombia:

                      ECONOMIC AND TELECOMMUNICATIONS DATA
                                    COLOMBIA

                                           1995(1)    1996(1)    1997(1)    1998(1)    1999(1)    2000(1)
                                          --------   --------   --------   --------   --------   --------
ECONOMIC DATA*
Population (in millions)                      38.8       39.5       40.2       40.9       41.6       42.3
Real GDP (constant 1990 US$ billions)         80.4       85.7       95.2       96.2      101.6      107.9
Inflation (%)                                 21.0       20.3       18.5       20.6       17.9       16.7

TELECOMMUNICATIONS DATA*
                                            1995       1996       1997       1998       1999       2000
                                          --------   --------   --------   --------   --------   --------
MAIN LINES IN SERVICE
  (in thousands)                             3,922      4,654      5,405      6,096      6,866      7,658
PENETRATION RATE
  (main lines per 100 pop)                    10.1       11.8       13.4       14.9       16.5       18.1
SERVICE REVENUES
  Local Services (US$ millions)              243.9      331.9      432.1      516.7      603.0      696.6
  Toll Services (US$ millions)               510.2      614.5      821.9      720.8      646.6      715.1
  International Services (US$ millions)      199.6      175.2      189.5      180.3      167.8      196.7
DATA
Leased Lines (millions)                       44.0       54.0       64.9       77.1       91.4      102.3
  ISP Host Penetration
  (main lines per 100 pop)                    0.01       0.02       0.03       0.04       0.05       0.07
----------------

(1)  Source: Pyramid Research Report.

(*) Includes historical information for the years 1993-1997 and projections for the years 1998-2000

         OPERATING COMPANY OVERVIEW. The Company conducts its business in Colombia through its 76%-owned subsidiary Teleductos, which was acquired by the Company in February 1999. Teleductos currently offers high-speed data transmission services to business and telecommunication customers on a private-line basis. In addition, Teleductos has established joint venture alliances to complete the installation of local fiber optic infrastructure and last-mile fiber optic access in Cali and Cartagena. The acquisition of Teleductos provides the Company a strategic relationship with Telecom (the 24% minority shareholder of Teleductos) and creates the opportunity to deliver numerous value-added services to the business community. In addition, the Company's presence in Colombia enhances a number of existing synergies with operations in Chile and Peru and provides an excellent platform to accelerate the growth of new internet based services, including the development of local content for the business community, achievement of economies of scale in the access to U.S. backbone networks and the strength of FirstCom's regional ISP service offering.

         Teleductos offers high speed data communications to corporate users seeking competitive high bandwidth applications such as LAN to LAN interconnections, LAN to WAN interconnections and voice over the internet. With the growing demand for frame relay, ATM and virtual private network services, Teleductos intends to quickly adjust and expand its value-added services. Teleductos intends to install ATM/IP platform on its existing fiber optic network to expanding its portfolio of services to it's customers in Colombia. Teleductos also intends to further develop its IP backbone to take advantage of the existing long distance networks.

         COUNTRY STRATEGY. The Company is directing its marketing efforts in Bogota, Cali, and Cartagena towards larger corporate companies, including leading national and multinational companies. The Company believes that it has established a strong foundation with the acquisition of Teleductos and its existing customer base to implement its business strategy throughout Colombia. In addition, through its relationship with Telecom the Company gains the advantage of working with the largest provider of telecommunications services in Colombia. Telecom is a government owned company that held the monopoly for long distance and international services until 1997. Telecom also provides local services in over 700 municipalities through ownership stakes in 15 regional operators ("Teleasociadas"). Through these Teleasociadas and its own direct local lines in towns with no municipal operators, Telecom controlled approximately 35% of the national main lines installed capacity as of the end of 1997.

         NETWORK INFRASTRUCTURE. Teleductos provides its services through its approximately 458 kilometer fiber optic digital switched network, which extends throughout the major commercial and industrial districts of Bogota (population of approximately 5.5 million). As of February 1999, approximately 600 buildings were connected to Teleductos' network. Teleducto's Bogota network currently uses self-healing rings equipped with fully redundant SDH and ATM technology. During 1999, Teleducos intends to complete an upgrade of this fiber optic network by replacing existing SDH and PDH nodes with ATM node equipment. Teleductos has rights-of-way contracts with the Colombian utility company which allows the Company to use underground ducts to route cable throughout most of its network.

         COMPETITION. Colomiba's telecommunications market has been dominated by the incumbent long distance operator, however, Telecom has limited local network presence relative to Empresa de Telecommunicaciones de Santafe de Bogota ("ETB"), Empresas Publicas de Medellin ("EPM"), and EMCATEL the telecommunications entity which separated from Empresas Municipales de Cali ("EMCali") in Bogota, Medillin and Cali, resepectively. TELECOM's initial investment in Teleductos resulted from their interest in finding alternative last mile providers to reach their large long distance corporate customers. The competitive long distance and domestic telephone services market does not affect Teleductos since it does not operate as a long distance telephone service provider.

         There are several companies that provide value added services including Impsat, Telegan, Emtelco, Teledatos and Americatel. These companies provision domestic telecommunication network solutions to corporate customers, although their traditional focus has been the provisioning of domestic satellite based VSAT solutions. In the metropolitan areas, specifically in Bogota, there appears to be a limited number of high speed telecommunication service providers. However, there has been increased competition in the provisioning of last mile solutions in Bogota from Emtelco and Teledatos.

         The Company believes it will be able to compete in the Colombian telecommunications market by providing customers a competitively priced modern service offering consisting of local access and Internet data services. The acquisition of Teleductos enhances the economics of the Company through synergies with the Company's other operations, cost reductions, and the addition of a highly skilled labor force. Since Colombia has a relatively low penetration rate (approximately 13 phones per 100 inhabitants in 1997), the Company believes that it is well-positioned to take advantage of this unmet demand by making further investments.

         The indentity of new entrants and the scope of increased competition, and any corresponding adverse effect on Teleductos' results will depend on a variety of factors. Among such factors are the business strategies and conditions, applicable Colombian regulations with respect to new entrants and Teleductos, as well as the effectiveness of Teleductos' strategy to prepare for increased competition.

        CUSTOMERS. Teleductos currently services approximately 130 customers in Colombia including, Mobil, Compuserve De Colombia S.A., General Motors Colomotres, Mobil De Colombia S.A., and several carriers and international financial institutions. Teleductos offers and markets to its current and potential clients any of the available service offerings which include ATM services (Internet, ethernet, fast ethernet, video, voice, token ring), frame relay, and LAN to LAN interconnection.

         CONCESSIONS. Teleductos has a 10 year renewable concession
("Teleductos Value Added Concession") to provide value added services nationally and in connection with international networks, and to install a value-added network having national and international scope. Teleductos must obtain the prior approval of the Colombian Ministry of Communications to assign the Teleductos Value Added Concession, initiate the delivery of each value added services and expand its network. In 1998, Teleductos was granted a concession ( the "Teleductos Bearer Services Concession") to provide bearer services within the city of Santafe de Bogota, which includes the authority to provide bearer services to duly authorized public switched telephone service operators and cellular operators. The Teleductos Bearer Services Concession, which is assignable with the prior approval of the Colombian Ministry of Communications, was granted for an initial term of 10 years and may be automatically renewed once for an additional 10 years. However, at the expiration of the Teleductos Bearer Services Concession, Teleductos may file a new application to obtain a similar concession, although Teleductos may be required to pay a new license fee for the concession.

         REGULATION

        CHILE

         TELECOMMUNICATIONS LAWS AND REGULATIONS. The Ley General de Telecomunicaciones, Law No. 18.168 (1982) (the "Chilean Telecommunications Law") and various decrees issued by the Ministry of Transportation and Telecommunications and other Chilean governmental authorities, constitute the legal and regulatory framework within which the Company provides services in Chile.

         In 1994, the Chilean Telecommunications Law was amended to promote greater competition in the telecommunications sector and to establish a framework for a multicarrier dialing system. The most significant amendments were: (i) in the case of local telephone carriers, only their affiliates or other related companies, rather than the local telephone carriers themselves, can now provide public long distance services and (ii) the establishment of all carriers' maximum market shares in the domestic long distance market for a four-year period and in the international long distance market for three years, each period measured from the inception of the multicarrier dialing system, as set forth in the following table. Companies that carry traffic above these units will be subject to substantial financial penalties, and the Chilean Undersecretary of Telecommunications may suspend their service.

                                                   MAXIMUM MARKET SHARE CAPS
                                              ---------------------------------
                                              YEAR 1   YEAR 2   YEAR 3   YEAR 4
                                              ------   ------   ------   ------
                                                        (IN MINUTES)
Carriers Affiliated with Local Operators:
  Domestic Long Distance                       35%      45%      55%      60%
  International Long Distance                  20       30       40       --
Other Carriers:
  Domestic Long Distance                       80       70       60       60
  International Long Distance                  70       65       60       --

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

         FEES, TARIFFS AND OTHER CHARGES. Currently, providers of domestic and international long distance services are subject to maximum tariffs fixed by the Chilean government. The Chilean government establishes the maximum tariffs of regulated services by using a methodology that provides for the recovery of investments and the costs of operations of such services, as well as a profit based on the cost of capital. Under the Chilean Telecommunications Law, the structure, level and mechanism for indexing the affected services are fixed every five years by a joint decree issued by the Ministry of Transportation and Telecommunications and the Ministerio de Economia, Fomento y Reconstruccion (the "Ministry of the Economy") on the basis of the incremental costs of providing the tariffed service in each geographical service area where the service is provided, including capital costs taking into account the expansion plans of the regulated companies over the five year period. In the absence of expansion plans, the structure and level of rates are set on the basis of marginal long-term costs. Maximum tariffs are established on the basis of an economic model that relies on the costs of an ideally efficient enterprise that offers only the service subject to tariff. The tariff for each service that is subject to tariff regulation reflects the theoretical cost components associated with such service.

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

         Because the tariff-setting process takes place every five years, providers of long distance services subject to tariff regulation are required to prepare a special study for each regulated service included in their geographic concession areas. The purpose of the study is to calculate the total and marginal long-term costs with respect to each such service and to determine on the basis of such calculation the structure and level of future tariffs. New tariff proposals must be presented to the Ministries of Transportation and Telecommunications and of Economy 180 days prior to the end of each five-year period. The Company and other intermediate service providers are subject to the maximum tariffs established by the corresponding authorities for the principal intermediate service provider.

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

        TAXTATION. Foreign investors and local businesses are generally treated equally, although foreign investors are given the benefit of certain fixed rate tax options which allow them to limit the impact of future adverse tax changes. There is a value-added tax charged on the importation of goods into the country, and on the sale of goods and rendering of services inside the country.

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

        PERU

         TELECOMMUNICATIONS LAWS AND REGULATIONS. The principal features of Peruvian regulation of telecommunications services include the General Telecommunications Law (the "Peruvian Telecommunications Law"), State Contracts (as defined below), the General Regulation to the Telecommunications Law (the "General Regulation"), and the Regulation (the "OSIPTEL Regulation") for the Organization for Supervision of Private Investments in Telecommunications ("OSIPTEL"). These laws and their related governmental authorities constitute the legal and regulatory framework within which the Company provides services in Peru.

         The Peruvian Telecommunications Law sets out the basic framework for the provision and regulation of telecommunications services, and has the stated objective of providing a competitive market in telecommunications. The law grants the Peruvian government the ability to oversee telecommunications services through the Ministry of Transportation, Communications, Housing and Construction (the "Ministry"). The Ministry has the authority to grant concessions and approve telecommunications policy. Pursuant to Supreme Decree No. 007-97-MTC, the Specialized Telecommunications Concession Unit ("STCU") became the government agency within the Ministry charged with the following functions previously performed by OSIPTEL: (i) grant, renew and cancel concessions, authorizations, permits and licenses; (ii) manage the electric spectrum and approve the assignment of frequencies; and (iii) discontinue the rendering of value added services offered by concessionaires when such services cause any damage or harm to the public telecommunications network.

         CONCESSIONS. A private entity may only provide telecommunications services in Peru pursuant to a concession granted by STCU and in accordance with a state contract (the "State Contract") to be entered between the STCU and the concessionaire. Such concessions, including the concession held by the Company through FirstCom Peru, have a maximum period of twenty years and can be renewed for an equal term without limitation subject to the submission of an application for renewal two years prior to the expiration of the concession and compliance with the requirements under the concession. The State Contract outlines, among other obligations: (i) a minimum expansion plan for the operator; (ii) required fees and tariffs; (iii) technology standards for all equipment; and (iv) quality standards of service.

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

         Although Telefonica's dial tone and public switched local and long distance services exclusivity period was to last until May 1999, the government of Peru and Telefonica reached an agreement to end Telefonica's exclusivity period and open the market to new entrants in August 1998 in exchange for OSIPTEL not including a productivity factor when calculating basic services tariff ceilings until September 2001.

         Providers are required to comply with regulations and detailed technical plans promulgated by OSIPTEL that apply to such matters as the transmission, routing, signaling and assignment of numbers in the Peruvian telephone network as well as use of the radio frequency spectrum. Before concessionaires initiate service, their facilities must have been authorized by the Ministry and must be in full compliance with the applicable regulations and technical plans. Failure to comply with the technical plans can be grounds for terminating a concession if the holder does not comply within a period of time prescribed by the OSIPTEL.

         Both Telefonica and operators of private networks must make their networks available for interconnection with other carriers' networks in order to promote competition within Peru's telecommunications marketplace.

         FEES, TARIFFS AND OTHER CHARGES. In conformity with the Peruvian Telecommunications Law, the General Regulation, and the OSIPTEL Regulation, telephone operators, must pay certain fees, tariffs, and other charges which are primarily comprised of: (i) a concession fee; (ii) annual tariffs; (iii) payment to OSIPTEL for supervisory services; and (iv) contribution to the Fund for Private Investment in Telecommunications ("FITEL"). Providers may set their own tariff levels for private line service, subject to certain maximum tariff levels set by the OSIPTEL.

         FOREIGN INVESTMENT AND EXCHANGE CONTROLS. The basic legal framework to attract foreign investment to Peru is provided by the Foreign Investment Promotion Law ("Promotion Law"). The Promotion Law provides for specific rules that guarantee nondiscriminatory treatment of foreign investors investing in Peru, and provides mechanisms to stimulate and secure foreign capital. Specifically, under the Promotion Law, foreign investors may freely remit all profit and repatriate all capital invested in Peru, and may freely convert such local currency proceeds into U.S. dollars. No registration with any government authority of such profit remittance or capital repatriation is required under Peruvian law irrespective of whether the original investment was made in the form of a capital contribution or intercompany loans. Notwithstanding the low level of restrictions on foreign investment, Peruvian law provides that if the foreign investor's home country imposes foreign investment restrictions on investments made by Peruvian companies in that country, the Peruvian government is authorized to impose similar restrictions with respect to investments made by companies from that country. For this reason, foreign investors are encouraged to enter into a legal stabilization agreement (the "Legal Stability Agreement") with the Peruvian government to guarantee certain rights with respect to their foreign investment in Peruvian companies.

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

        TAXATION. The tax structure of Peru is composed of several broad based taxes, a consumption tax on certain products (e.g. gasoline), a general income tax, an alternative minimum tax based on a business' assets, a property tax, and a simplified import tariff. In addition, withholding taxes are imposed on interest and salary income, and Peru has a recently expanded value-added tax that covers certain products and services.

        COLOMBIA

         TELECOMMUNICATIONS LAWS AND REGULATIONS. The principal components of Colombian regulation of telecommunications services include Decree 1990 ("Decree 1990") issued in 1990, Law 142 ("Law 142") enacted in 1994 and various other decrees issued by Colombian governmental authorities. These laws and the governmental authorities that regulate the telecommunications industry constitute the legal and regulatory framework within which the Company provides services in Colombia.

         Decree 1990 embodies the general principles applicable to a number of telecommunications activities and authorizes the Ministry of Communications (the "Colombian Ministry") to regulate certain areas of the telecommunications sector, in accordance with the plans adopted by the National Council for Economic and Social Policy of Colombia including the administration, regulation and control of radioelectric spectrum and frequencies and the physical infrastructure in Colombia. Law 142 was issued to develop policies and regulations related to certain public services and includes the regulation of local and long distance public switched fixed telephony services, both national and international. Law 142 created the Superintendency of Public Services (the "SSP") and the Commission for the Regulation of Telecommunications ("CRT"). The SSP oversees the management and performance of utilities and has the power to impose sanctions for non-compliance with regulations. CRT performs the regulatory function within the telecommunications industry with the stated purpose of promoting competition and improving efficiency and quality of service.

         Additionally, all network operators are obligated by law to make their networks available for interconnection with other networks.

         CONCESSIONS. Concessions are granted by the Colombian Ministry. Concessions are required to provide the services, among others as follows: (i) public switched long distance services, (ii) value added services for particular purposes and (iii) bearer services. Although a concession is required to provide value added services and bearer services the environment related to these services is very open and any applicant that meets the minimum criteria established by the Colombian Ministry would be entitled to obtain a license.

         Long distance services are subject to provisions that in practice limit the number of new entrants. Law 142 specifies that a company must be incorporated as a public services enterprise (EMPRESAS DE SERVICIOS PUBLICOS - "ESP"), among other requirements, to provide public switched telephony services. An ESP must receive a concession to provide long distance services but no concession is required to provide local public switched telephony (except where radioelectric frequencies are to be used, in which case a concession is required). Value added service and bearer service concessions are each granted for a period of ten years and are each renewable for equal terms, except in the case of a bearer service concession which may only be renewed for one additional term.

         FEES, TARIFFS AND OHER CHARGES. When required to promote competition, CRT may set a tariff structure for public switched fixed telephony services. Value added and bearer service concessions granted prior to February 1999 require such providers to pay an annual fee of 5% of the net revenues of the operator. A decree issued in February, 1999 lowered the fees for new concessions granted thereafter for such services to 3% of the net revenues of the operator. The Company is in the process of requesting a reduction in fees, from 5% to 3%, for the value added and bearer services concessions that it holds which were granted prior to February 1999.

         FOREIGN INVESTMENT AND EXCHANGE CONTROLS. As a general rule foreign investment in Colombia receives the same treatment as Colombian investment. Foreign investment is only forbidden in activities related to public health or national security. No authorization to make a foreign investment is required, although it must be registered at the Central Bank in order to secure full dividend remittance and repatriation rights.

         Two foreign exchange markets operate in Colombia: a free market exchange ("free market") and a regulated market exchange ("regulated market"). In the free market, foreign-currency proceeds derived from operations conducted outside the regulated market are not subject to official control. Companies engaged in the import or export of services are considered to operate on the free market and may, therefore, maintain foreign-country amounts abroad. In the regulated market, exchange operations classified as occurring on the regulated market must be channelled through domestic financial institutions or through clearance mechanisms. The following operations are deemed to occur on the regulated market:

         o   Import and export of goods;

         o Foreign-debt transactions of Colombian residents and any costs related to these transactions;

         o Foreign capital investments in Colombia and any income generated from these investments;

         o Colombian capital investments abroad and any income generated from these investments;

         o   Foreign-currency endorsements and guarantees; and

         o   Derivative operations and hedging currency transactions.

     In addition to the operations listed above, any transaction involving foreign currency that originates on the free market but is voluntarily channelled through the regulated market is also subject to the regulations and requirements of the regulated market.

         TAXATION. Taxes in Colombia are levied by the national departmental (provincial) and municipal governments. The national government imposes corporate income tax, value-added-taxes and customs and stamp duties. Municipal governments impose industry and commerce tax, vehicles tax and real estate tax.

        EMPLOYEES

         As of March 26, 1999, the Company had approximately 495 full-time employees, of whom approximately 190 are with FirstCom Peru, 200 are with the Company's operations in Chile, 95 are with Teleductos and 10 are based at the Company's headquarters. The Company's employees are not represented by any labor union. The Company believes that relations with its employees are good.

GLOSSARY OF DEFINED TERMS

         ATM (ASYNCHRONOUS TRANSFER MODE) shall mean an information transfer standard that is one of a general class of packet technologies that relay traffic by way of an address contained within the first five bytes of a standard 53 byte-long packet or cell. The ATM format can be used by many different information systems, including LANs, to deliver traffic at varying rates, permitting a mix of data, voice and video.

         BACKBONE shall mean the major fiber cable carrying the accumulated transmissions of many businesses connected to a network system. Similar to a water main, the backbone is the high volume conduit for transmissions input by multiple smaller connections (last-mile connections) from business offices.

         BANDWIDTH shall mean the range of frequencies that can be passed through a medium, such as glass fibers, without distortion. The greater the bandwidth, the greater the information carrying capacity of such medium. For fiber optic transmission, electronic transmitting devices determine the bandwidth, not the fibers themselves.

         CAP (COMPETITIVE ACCESS PROVIDER) shall mean a company that provides its customers with an alternative to the local telephone company for local transport of private line, special access telecommunications services and switched access services. CAPs are also referred to in the industry as alternative access vendors, alternative local telecommunications service providers (ALTS) and metropolitan area network providers (MANs).

         CARRIER'S CARRIER shall mean a telecommunications network that provides wholesale telecommunications transmission to other major telecommunications networks such as long distance, local and cellular telephone companies.

         CENTREX shall mean the switching capability provided by a telephone company's central office to a customer over telephone lines on a subscription basis. Centrex allows a customer to receive such services as intra-office call routing and voice mail from a telephone company's switch, thereby avoiding the purchase of a private switch known as PBX.

         CLEC (COMPETITIVE LOCAL EXCHANGE CARRIER) shall mean a company that provides local exchange services in competition with the incumbent local exchange carrier.

         COMMISSION Shall mean the United States Securities and Exchange Commission.

         COMMON STOCK Shall mean the common stock of the Company.

         COMPANY shall mean FirstCom Corporation formerly known as InterAmericas Communications Corporation.

         CTC shall mean Compania de Telefonos de Chile, S.A., the PTT of Chile which was privatized in 1987.

         DEDICATED LINES shall mean telecommunications lines reserved for use by particular customers along predetermined routes (in contrast to telecommunications lines within the local telephone PTT's public switched network).

         DIGITAL shall mean a method of storing, processing and transmitting information through the use of distinct electronic or optical pulses that represent the binary digits 0 and 1. Digital transmission and switching technologies employ a sequence of these pulses to represent information, as opposed to the continuously variable analog signal. The precise digital numbers preclude any distortion (such as graininess or snow, in the case of video transmission, or static or other background distortion, in the case of audio transmission).

         DROP AND INSERT shall mean a network's capability to share capacity among users without dedicating any fiber strand to a single end user.

         EARTH STATION Shall mean a parabolic antenna and associated electronics for receiving or transmitting satellite signals.

         ENHANCED SERVICES shall mean private line services, and LAN and WAN connectivity services.

         ENTEL shall mean Empresa Nacional de Telefonos, S.A. Privatized in 1989, Entel has historically been Chile's national long distance company. Under the Multicarrier Agreement, Entel is now licensed to provide all types of telecommunications services within Chile.

         ESN (ENHANCED SERVICES NETWORK) shall mean the name used to describe the communication services providing digital connectivity, primarily for data applications via frame relay, ATV, or digital interexchange private line facilities.

         FIBER OPTICS shall mean fiber optic technology that involves sending laser light pulses across glass strands in order to transmit digital information. Fiber optic cable currently is the medium of choice for the telecommunications and cable industries. Fiber is resistant to electrical interference and many environmental factors that affect copper wiring and satellite transmission.

         FIRSTCOM CHILE shall mean FirstCom Networks, FirstCom Long Distance, FirstCom Internet and FirstCom Telephony, jointly and together.

        FIRSTCOM INTERNET shall mean FirstCom Internet S.A., formerly known as Red de Computadores S.A., a wholly owned subsidiary of the Company in Chile.

        FIRSTCOM LONG DISTANCE Shall mean FirstCom Long Distance S.A., formerly known as Iusatel Chile, S.A., a wholly owned subsidiary of the Company in Chile.

        FIRSTCOM TELEPHONY shall mean FirstCom Telephony S.A., a wholly owned subsidiary of the Company in Chile.

         FIRSTCOM PERU shall mean FirstCom Peru, S.A., the Company's wholly owned subsidiary in Peru.

         FRAME RELAY shall mean a form of data communications packet switching that uses smaller packets and requires less error checking than traditional technologies such as X.25 or SNA. Frame Relay is used in wide area networks to interconnect LANs and computer systems. Frame Relay was designed to operate at higher speeds on modern fiber optic networks.

         GATEWAY SWITCH shall mean a switch which is used to establish connection with other carriers.

         GDP Shall mean the gross domestic product of a country.

         GHZ OR GIGAHERTZ shall mean a unit of frequency equal to one billion cycles or hertz per second.

         ILEC (INCUMBENT LOCAL EXCHANGE CARRIER) shall mean a company which is the principal local exchange carrier.

         INDENTURE Shall mean the Indenture Agreement between the Company and State Street Bank and Trust Company, as Trustee.

         INTERCONNECTION Shall mean the interconnection of facilities between or among local exchange carriers, including potential physical collocation of one carrier's equipment in the other carrier's premises to facilitate such interconnection.

         IP (INTERNET PROTOCOL) shall mean the data ordering standard used by the Internet to transport information.

         ISDN (INTEGRATED SERVICES DIGITAL NETWORK) Shall mean two-way, simultaneous voice and data transmission in digital formats over a traditional telephone line.

         ISP (INTERNET SERVICE PROVIDER) Shall mean those companies which provide its subscribers with access to the Internet.

         INTERNET shall mean the global open network of computers that permits a person with access to exchange information with any other computer connected to the network.

         LAN (LOCAL AREA NETWORK) shall mean the interconnection of computers for the purpose of sharing files, programs and printers. LANs may include dedicated computers or file servers that provide a centralized source of shared files and programs.

         LAST MILE shall mean the last section of a telecommunications path to the ultimate end-user which may be less than or greater than one mile.

         LATIN AMERICA shall mean Central America, South America and Mexico.

         LEC (LOCAL EXCHANGE CARRIER) shall mean a company providing local telephone services.

         LONG DISTANCE CARRIERS (INTEREXCHANGE CARRIERS) shall mean carriers that provide services between local exchanges on an interstate or intrastate basis. A long distance carrier may offer services over its own or another carrier's facilities.

         LONG EXCHANGE SERVICES shall mean services provided within a geographic area determined by the appropriate state regulatory authority which calls are transmitted without toll charges to the calling or called party.

         MINISTRY OF TRANSPORTATION AND TELECOMMUNICATIONS shall mean Chile's government body which, through the Undersecretary of Telecommunications, is responsible for regulating and registering all telecommunications equipment and services. Its role is equivalent to that of the Federal Communications Commission in the United States.

         MINISTRY Shall mean the Peruvian government entity with the authority to regulate telecommunications and with the authority to grant concessions and licenses for telecommunications service providers such as the Company.

         MULTICARRIER AGREEMENT shall mean the legislation passed by Chile's Ministry of Telecommunications in 1994 which opens Chile's long distance market to competition while temporarily limiting the market share in that market which may be held by the CTC.

         NEW NOTES Shall mean the Senior Notes which were converted into freely redeemable notes.

         NODE shall mean a devices on a network that demand or supply services or where transmission paths are connected.

         PBX (PRIVATE BRANCH EXCHANGE) shall mean a customer owned and operated switch on customer premises, typically used by large businesses with multiple telephone lines.

         PDH (PLESIOCHRONOUS DIGITAL HIERARCHY) shall mean a digital transmission system that operates as a Time Division Multiplexing (TDM) system by combining multiple signals of 2 Mbit/s through the use of a multiplexor that operates by adding "dummy" bits (otherwise known as justification bits). The justification bits are recognized as such when multiplexing occurs, and discarded as original signals. This process is known as plesiosynchronous operation. The use of plesiochronous operation has led to the adoption of the term plesiochronous digital hierarchy, or PDH.

         POP (POINTS OF PRESENCE) shall mean locations where a long distance carrier has installed transmission equipment in a service area that serves as, or relays calls to, a network switching center of that long distance carrier.

         PTT (PUBLIC TELEPHONE AND TELEGRAPH) shall mean a government or privately-owned monopoly carrier of telecommunications services or having a dominant market share.

         PRIVATE LINE shall mean a private, dedicated telecommunications connection between different locations (excluding long distance carriers' POPs).

         PUBLIC SWITCHED NETWORK shall mean a traditional public (not dedicated) LEC networks that switch calls between different customers.

         PYRAMID shall mean the Telecoms Markets and Strategies - South America Report, September 1998, Pyramid Research, The Economist Intelligence Unit, Ltd.

         RDC shall mean Red de Computadores S.A., now known as FirstCom Internet S.A.

         REDUNDANCY shall mean one or more backup systems in case the main system fails or malfunctions.

         RIGHT-OF-WAY shall mean rights negotiated with the appropriate entity, such as a utility company or transportation agency, to secure access to poles, ducts, conduits or subway tunnels, as the case may be, to install the fiber optic lines.

         SDH (SYNCHRONOUS DIGITAL HIERARCHY) shall mean an open standard for signals used in optical fiber networks. It provides a basic data transport format that can be used for all types of digital information (voice, video, data, facsimile and graphics) and is used internationally. The specified base rate is 51.48 MBPS (called synchronous transport signal level 1, or STS-1), and specifications exist for data speeds up to 2.4 Gbps.

        SELF HEALING shall mean periodic software upgrades accomplished automatically via remote access which incorporate the latest product upgrades.

         SENIOR NOTES shall mean the senior notes consisting of $150.0 million aggregate principal and 14% interest due October 27, 2007.

         SNA (SYSTEMS NETWORK ARCHITECTURE) shall mean a tree structured computer network architecture, with a mainframe host acting as the network control center.

         SWITCH shall mean a device that opens or closes circuits or selects the paths or circuits to be used for transmission of information. Switching is the process of interconnecting circuits to form a transmission path between users.

         SWITCHED SERVICES shall mean transportation of switched traffic along dedicated lines between the local telephone company's central offices and the long distance carrier's POPs.

         TELECOM Shall mean the government owned monopoly for long distance and international services in Colombia until 1997.

         TELEDUCTOS shall mean Teleductos S.A., a company operating in Colombia in which the Company has a 76% interest.

         TELEFONICA shall mean Telefonica de Peru, the former Peruvian PTT.

         TELEPORT shall mean a facility capable of transmitting and receiving satellite signals for other users.

         VSAT shall mean a relatively small satellite antenna, typically 1.5 to
3.0 meters in diameter, used for satellite-based, point-to-multipoint data communications.

         WAN (WIDE AREA NETWORK) shall mean a data network typically extending a LAN outside a building, over telephone common carrier lines to link other LAN's in other buildings.

 ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's corporate headquarters are located at 220 Alhambra Circle, Suite 910, Coral Gables, Florida. These offices are occupied under a lease that expires in June 2003 at a rent of approximately $7,700 per month. The Company's offices in Santiago, Chile are occupied under a lease, which expires in September 2006, at a rent of approximately $14,000 per month. The Company's offices in Lima, Peru are occupied under a five-year lease (the "Peru Lease") terminating on November 30, 2003 at a rent of approximately $20,700 per month. The Peru Lease may be terminated at the option of the Company after the first year. The Company's offices in Bogota, Colombia are located in a proprietary building. The Company believes that its current facilities, together with other contiguous rental space, are adequate to provide for its current needs and that its current facilities and planned lease of replacement facilities in Chile will be adequate for its current and anticipated needs and anticipated growth.

 ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock is traded on the NASDAQ Small Cap Market ("NASDAQ") (ticker symbol: FCLX). In conjunction with the Company's change of name from InterAmericas Communications Corporation to FirstCom Corporation, the Company changed its ticker symbol from ICCA to FCLX.

         The Company's Common Stock was traded over-the-counter ("OTC") and quoted on the OTC bulletin board between June 1994 and November 1996. The Company's Common Stock has been listed and traded on the NASDAQ since November 1996.

         The following table sets forth, for the two most recent fiscal years, the high and low closing prices of the Company's common stock for the periods indicated:
                          PERIOD                         HIGH        LOW

                      First Quarter 1997                $3.50       $1.88
                      Second Quarter 1997                3.25       1.44
                      Third Quarter 1997                 3.44       2.06
                      Fourth Quarter 1997                4.00       1.56

                      First Quarter 1998                $2.69       $1.72
                      Second Quarter 1998                2.63       1.66
                      Third Quarter 1998                 2.44       1.00
                      Fourth Quarter 1998                2.63       0.75
         DIVIDENDS

        The Company has never declared or paid any dividends on the Company's Common Stock and does not presently intend to pay dividends on its Common Stock in the foreseeable future. The Company's Board of Directors intends to retain future earnings, if any, to finance the development and expansion of its business. In addition, the Indenture relating to the New Notes limits, and, for the foreseeable future, effectively prohibits the ability of the Company to declare or pay cash dividends.

        NUMBER OF SHAREHOLDERS

                  As of March 26, 1998, there were 600 holders of record of the Company's Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

        THE INFORMATION CONTAINED IN THIS DOCUMENT CONTAINS "FORWARD-LOOKING STATEMENTS" THAT REFLECT THE COMPANY'S CURRENT EXPECTATIONS, HOPES, INTENTIONS, PLANS AND STRATEGIES. THE WORDS OR PHRASES "IS EXPECTED," "WILL CONTINUE," ANTICIPATES," "ESTIMATES," "EXPECTS," "PLANS," "INTENDS," OR SIMILAR EXPRESSIONS IN THIS DOCUMENT ARE INTENDED TO IDENTIFY "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 27A OF THE SECURITIES ACT OF 1933, AS ENACTED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THERE CAN BE NO ASURANCE THAT SUCH FORWARD-LOOKING STATEMENTS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM THE EXPECTATIONS THAT MAY BE IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE ECONOMIC ENVIRONMENT OF THE LATIN AMERICAN COUNTRIES IN WHICH THE COMPANY OPERATES, CHANGES IN GOVERNMENTAL REGULATION, THE COMPANY'S LIQUIDITY AND CAPITAL RESOURCES, COMPETITION, ACTUAL DEMAND FOR THE COMPANY'S SERVICES AND THE OTHER FACTORS IDENTIFIED IN THIS DOCUMENT. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. ALL STATEMENTS IN THIS DOCUMENT ARE FORWARD-LOOKING STATEMENTS, EXCEPT FOR HISTORICAL INFORMATION CONTAINED IN THIS DOCUMENT.

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

        Today, the Company is operating state-of-the-art fiber optic ATM networks in Santiago, Chile and Lima, Peru, and as a result of the Company's February 1999 acquisition of Teleductos, the Company currently has operations in Bogota, Colombia. ATM is an information transfer standard that is one of a general class of packet technologies. ATM can be used by many different information systems, including local area networks to deliver traffic at varying rates, permitting a mix of voice, data, video and multimedia. The fiber optic cable installed in (i) Santiago, runs through the downtown business district and the outlying industrial and airport corridor, (ii) Lima, runs through the major commercial and industrial districts of Lima, and the port city of Callao and
(iii) Bogota, runs through the major commercial and industrial districts of Bogota. A summary of key metrics as of and for the twelve months ended December 31, 1998 and as of February 28, 1999 (including Teleductos) is as follows:

AS OF DECEMBER 31, 1998
                                                     CHILE       PERU         TOTAL
                                                     -----      ------      -------
NETWORK INSTALLATION
       Route Kilometers                                124         693         817
       Fiber Kilometers                              1,867      23,671      25,538
       ATM Nodes Installed                               5          10          15
       Buildings Wired                                  15           7          22
       Long Distance Switches                            3        --             3

NETWORK CONSTRUCTION IN PROCESS
       ATM Nodes                                         2          13          15
       Access Routers                                   31         113         144
       Buildings having fiber within 10 meters          63         178         241

OPERATING INDICATORS
       Employees                                       187         145         332
       Long Distance Minutes                        55,900        --        55,900
       Internet Customers - Dial Up Access           2,965        --         2,965
       Internet Customer - Dedicated Access            115        --           115
       Data Ports Sold                                 396          47         443

AS OF FEBRUARY 28, 1999

                                                     CHILE       PERU      COLOMBIA     TOTAL
                                                     -----      ------      ------      ------
NETWORK INSTALLATION
       Route Kilometers                                133         701         458       1,292
       Fiber Kilometers                              2,080      23,773      11,142      36,995
       ATM Nodes Installed                               5          21           5          31
       Buildings Wired                                  28          36         625         689
       Long Distance Switches                            3        --          --             3

NETWORK CONSTRUCTION IN PROCESS
       Long Distance Switch                           --             1        --             1
       Teleports                                      --             6        --             6
       ATM Nodes                                         2           2           2           6
       Access Routers                                   12          84           7         103
       Buildings having fiber within 10 meters         170         180          NA        --

OPERATING INDICATORS
       Employees                                       192         160          90         442
       Internet Customers - Dial Up                  3,126         --          --        3,126
       Internet Customer - Dedicated                   132         --          --          132
       Data Ports Sold                                 474         101       2,352       2,927

NA: NOT AVAILABLE

        In Chile the Company operates through four wholly owned subsidiaries, FirstCom Networks, FirstCom Long Distance FirstCom Internet (formerly known as Red de Computadores S.A.), which was acquired by the Company during October
1998) and FirstCom Telephony. Although, separate legal entities, the Company operates its Chilean subsidiaries as one functional entity, providing seamless service delivery of integrated telecommunication solutions to its Chilean customers.

        Through its Chilean subsidiaries the Company currently provides commercial customers in Santiago with the following services: (i) high quality voice and high-speed data communications services on a private line basis, LAN interconnections, dedicated channels for access to local information warehouses (i.e. credit bureaus, etc.), remote terminal access, PBX to PBX connections, remote printing capabilities, local and wide area network design, engineering, installation, systems' integration and support services, (ii) domestic and international long distance services that are switched and transported, in part, through its own gateway switch and satellite earth station, as well as through interconnections with other Chilean long distance carriers, (iii) internet access services on a dial-up and dedicated access basis, as well as value-added services such as web-hosting and corporate e-mail. FirstCom Chile holds a government concession to provide intermediate telecommunications services, including the installation and operation of a network of 12 satellite earth stations and a switch throughout Chile, which allows the Company to transmit satellite communications.

        In Peru, the Company operates through a wholly owned subsidiary, FirstCom Peru (formerly known as Resetel S.A.) Upon completion of its fiber optic network which is expected during March 1999, FirstCom Peru will begin providing multinational, national and local businesses a broad array of high quality data, video and voice communication services, including LAN interconnection, frame relay, remote terminal access and dedicated channels for access to the Internet, on a private line basis. As a result of the accelerated liberalization of Peru's telecommunications markets and expiration of Telefonica's exclusive concession to provide public switched local and long distance telephony services effective August 1, 1998, FirstCom Peru applied for and has been granted a concession to provide international and domestic public switched long distance voice services in Peru. FirstCom Peru intends to aggressively expand its existing service offerings to provide long distance public switched telephony by mid-1999. FirstCom Peru has applied for and anticipates receiving a concession to provide public switched local voice services in Peru by mid-1999, although no assurances can be made in this respect.

         In February 1999, the Company acquired 76% of Teleductos, a company operating in the Colombian cities of Bogota, Cali and Cartagena. Teleductos provides over 130 multinational, national and local businesses a broad array of high quality data communication services, including LAN to LAN interconnection, frame relay, and dedicated channels for access to local information warehouses (i.e. the Bogota stock exchange), on a private line basis.

 RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         DURING DECEMBER 1997, THE COMPANY ACQUIRED FIRSTCOM LONG DISTANCE S.A. (FORMERLY IUSATEL CHILE S.A.). THE COMPANY'S COMPARATIVE OPERATING RESULTS DURING 1998 WERE SIGNIFICANTLY IMPACTED BY THIS ACQUISITION AS DISCUSSED IN MORE DETAIL BELOW.

        REVENUES. During 1998 the Company's revenues were derived primarily from its operations in Chile. During 1998 FirstCom Long Distance contributed approximately 91% of total revenues. The Company expects revenues to increase over the next few years due to (i) the completion of the Company's ATM fiber optic networks and the related expansion of its operations in Peru and Chile and
(ii) the acquisition of Teleductos.

        The Company's revenues were $19,059,000 for the year ended December 31, 1998 as compared to $1,130,000 for the year ended December 31, 1997. FirstCom Long Distance generated revenues during 1998 of approximately $17.4 million through the sale of approximately 55.9 million minutes resulting in an average revenue per minute of approximately $0.31. FirstCom Network's revenue during 1998 of $890,000 consisted primarily of equipment sales and system integration services. As a result of the October 1998 FirstCom Internet (formerly known as RDC) acquisition, the Company earned approximately $670,000 of internet services revenue during the fourth quarter of 1998.

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

         The Company's cost of revenues was $14,996,000 for the year ended December 31, 1998 as compared to $1,203,000 for the year ended December 31, 1997. This increase was primarily attributable to FirstCom Long Distance

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist principally of salaries, wages and related liabilities, professional fees related to legal, recruiting and accounting, advertising and marketing costs, and travel. The Company expects selling, general and administrative expenses to increase over time as it continues to expand its operations.

        The Company's selling, general and administrative expenses were $12,293,000 for the year ended December 31, 1998 as compared to $4,678,000 for the year ended December 31, 1997. This increase was primarily attributable to FirstCom Long Distance and the hiring of additional personnel related to the anticipated growth of the Peruvian and Chilean operations. At December 31, 1998 the Company had approximately 330 employees compared to 130 at December 31, 1997. The Company expects to continue to increase the number of its employees during 1999 as its operations expand.

        The significant components of selling, general and administrative expenses were as follows:

                                    1998                 1997
                               ----------------    -----------------
     Compensation                    5,775,000            2,775,000
     Professional fees               1,753,000              728,000
     Marketing                       1,664,000                   --
     Travel                            288,000              254,000
     Other                           2,813,000              921,000

        NON CASH COMPENSATION AND CONSULTING. This expense of $4,640,000 during September 1997 was directly attributable to the intrinsic value of shares of the Company's common stock and stock options issued to certain officers and former directors of the Company. There were no such transactions or expenses during 1998. The $175,000 of expense recognized during 1998 related to the fair market value of stock options granted to a consultant for services performed during 1998.

        DEPRECIATION AND AMORTIZATION. The Company depreciates its telecommunications networks and intangible assets on a straight line basis over their estimated useful lives. The Company believes that depreciation and amortization expense will continue to increase with the expansion of its operations.

        The Company's depreciation and amortization was $2,237,000 for the year ended December 31, 1998 as compared to $1,201,000 for the year ended December 31, 1997. This increase was primarily attributable to certain assets purchased in the acquisition of FirstCom Long Distance.

        INTEREST EXPENSE. The Company currently incurs interest expense on the outstanding New Notes, capital leases and vendor financing. Interest expense has been reduced for amounts capitalized related to the Company's construction of its fiber optic networks. Interest costs reported with respect to the Company's New Notes include amortization of (i) deferred financing costs and (ii) original issue discount related to detachable warrants.

        The Company's interest expense was $19,578,000 for the year ended December 31, 1998 as compared to $6,521,000 for the year ended December 31, 1997. This increase was due to the Senior Notes that were issued on October 21, 1997. Of the total interest costs incurred by the Company for the year ended December 31, 1998 and 1997, $2,955,000 and $712,000, respectively, of such costs were capitalized in connection with the Company's construction of its fiber optic network in Lima, Peru.

         INTEREST INCOME AND OTHER. The Company currently earns interest income on cash and cash equivalents, restricted cash, and restricted investments.

        The Company's interest income and other was $4,898,000 for the year ended December 31, 1998 as compared to $1,247,000 for the year ended December 31, 1997. This increase was primarily attributable to interest income earned on the Company's restricted cash and investments.

        INCOME TAXES. The Company is subject to federal, state and foreign income taxes but has incurred no liability for such taxes due to net operating losses incurred. Under certain circumstances, these net operating losses could be used to offset future taxable income. The Company's net deferred tax assets, which result primarily from the future benefit of these net operating losses, are fully offset by a valuation allowance for the same amount because of the uncertainty surrounding the future realization of these net operating loss carryforwards. However, as the Company expands its fiber optic networks in Chile ,Peru and Colombia, the Company expects to generate taxable income. Certain tax benefits could expire prior to the time the Company generates taxable income.


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         REVENUES. The Company's sales were $1,130,000 for the year ended December 31, 1997 as compared to $652,000 for the year ended December 31, 1996. This increase of approximately $478,000, was attributable to the inclusion of a full year of FirstCom Networks' operations, as compared to five months in 1996.

         COST OF REVENUES. The Company's cost of revenues, relating principally to the Company's operations in Chile, was $1,203,000 for the year ended December 31, 1997 as compared to $958,000 for the year ended December 31, 1996. This increase of approximately $245,000, was attributable to services provided by FirstCom Networks.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's selling, general and administrative expenses were $4,678,000 for the year ended December 31, 1997 as compared to $3,272,000 for the year ended December 31, 1996. This increase of approximately $1,406,000, was primarily attributable to an increase in corporate expenses related to salaries, professional fees and travel attributable to the ongoing support of the Company's subsidiary operations, as well as corporate development opportunities, and expenses attributable to the Company's FirstCom Peru and FirstCom Networks subsidiaries which were acquired by the Company in May and July 1996, respectively.

         The significant components of selling, general and administrative expenses were as follows:

                                     1997                 1996
                                ----------------    -----------------
Compensation                          2,775,000            1,202,000
Professional fees                       728,000              956,000
Travel                                  254,000              292,000
Other                                   921,000              822,000

         NON CASH COMPENSATION AND CONSULTING. This expense is directly attributable to the intrinsic value of shares of the Company's common stock and stock options issued to certain officers and former directors of the Company during 1997. The common stock and stock options were issued to officers to reflect the value attributable to their services. Common stock and stock options issued to former directors were issued to compensate them for services rendered to the Company pursuant to an agreement signed in October 1997.

         DEPRECIATION AND AMORTIZATION. The Company's depreciation and amortization expenses were $1,201,000 for the year ended December 31, 1997 as compared to $842,000 for the year ended December 31, 1996. This increase of $359,000 was primarily attributable to an increase in amortization expense related to the intangible assets purchased in the acquisitions of FirstCom Peru and FirstCom Networks.

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

         On November 11, 1998 a subsidiary of the Company entered into a financing arrangement (the "First Vendor Financing") with one of the Company's significant equipment vendors. The terms of the First Vendor Financing are as follows: (i) maximum amount available $10,000,000 (ii) interest rate of LIBOR plus 5.5%, (iii) the Company may draw on the facility until December 31, 2000,
(iv) draws under the facility shall be repaid in 20 consecutive quarterly principal and interest payments, (v) the First Vendor Financing is collateralized by the equipment being financed. As of December 31, 1998 the Company had $1,591,000 outstanding under the First Vendor Financing.

         On December 24, 1998 a subsidiary of the Company entered into a financing arrangement (the "Second Vendor Finanacing") with another one of the Company's significant equipment vendors. The terms of the Second Vendor Financing are as follows: (i) maximum amount available $10,000,000 (ii) interest rate of Libor plus 4%, (iii) the Company may draw on the facility until December 31, 2000, (iv) draws under the facility shall be repaid in 20 consecutive quarterly principal and interest payments beginning on March 31, 2001, (v) interest only quarterly payments shall be made for each draw from the respective date of funding through December 31, 2000, (vi) the Second Vendor Financing will be collateralized by the equipment being financed. As of December 31, 1998 the Company had no amounts outstanding under the Second Vendor Financing.

         At December 31, 1998 the Company had approximately $71.2 million of cash and cash equivalents, restricted cash and restricted investments. The Company believes its current cash balances and $18.4million of available credit facilities should be sufficient to satisfy the Company's liquidity needs through the end of 1999; however, there can be no assurance that the Company will have sufficient resources to meet its subsequent liquidity requirements.

         To accelerate its growth rate and to finance the launch or build-out of additional markets, the Company will consider obtaining financing from various sources, including additional vendor financing provided by equipment suppliers, project financing from commercial banks and international agencies, bank lines of credit and the sale of equity and debt securities. To the extent that the Company or any of its subsidiaries issues debt, its leverage and debt service obligations will increase. There can be no assurance that the Company will be able to raise such capital on satisfactory terms, if at all. In addition, the Indenture related to the Senior Notes will limit the ability of the Company and its subsidiaries to incur additional indebtedness.

         A summary of the Company's value of common stock issued (see (2) below) and common stock and common stock equivalents outstanding as of December 31, 1998 and the pro forma effect on the Company's equity capitalization upon the exercise of all common stock equivalents outstanding at December 31, 1998 follows:

                                                         STOCK OPTIONS AND WARRANTS OUTSTANDING
                                                                  AT DECEMBER 31, 1998
                                                 -------------------------------------------------------

                                 ACTUAL AT         MANAGEMENT                            OTHER OPTIONS        INCREMENTAL
                               DECEMBER 31,            AND            SENIOR NOTE             AND                 AS
                                   1998           DIRECTORS(4)        WARRANTS(5)         WARRANTS(6)         ADJUSTED(7)
                              ---------------    ---------------     --------------     ---------------     ---------------
Shares of Common Stock             19,084,300          5,504,000          7,500,000           3,718,560          16,722,560
Value of Common Stock
  issued(1)(2)
  Par Value                           $19,000             $5,504             $7,500              $3,719             $16,723
  Additional paid in               31,737,000         15,124,646         32,992,500           6,927,362          56,353,062
capital
                              ===============    ===============     ==============     ===============     ===============
                                 $ 31,756,000       $ 15,130,150       $ 33,000,000         $ 6,931,081        $ 56,369,784
                              ===============    ===============     ==============     ===============     ===============
Per share(3)                            $1.66              $2.75              $4.40               $2.22               $3.37

(1) The closing price of the Common Stock on December 31, 1998 was $2.38. The exercise of stock options and warrants as shown above assumes (i) that the fair value of the Common Stock is equal to or above the exercise price of the respective stock options and warrants and (ii) full vesting of all stock options and warrants.


(2) Value of Common Stock represents the proceeds from the Company's issuance of Common Stock and Common Stock equivalents, and is comprised of par value and additional paid in capital, as stated in the Company's consolidated historical financial statements included elsewhere in this Prospectus.

(3)  Represents the amount in (2) per share of Common Stock.

(4) Represents the increase to the Company's value of Common Stock issued upon the exercise of all stock options (vested and not vested) held by the Company's management and directors and the Company's receipt of the exercise price as of December 31, 1998.

(5) Represents the increase to the Company's value of Common Stock issued upon the exercise of all warrants (vested and not vested) that were issued in connection with the Senior Notes and are outstanding and the Company's receipt of the exercise price as of December 31, 1998.

(6) Represents the increase to the Company's value of Common Stock issued upon the exercise of all other stock options and warrants (vested and not vested) outstanding and the Company's receipt of the exercise price as of December 31, 1998 (includes 1,865,000 stock options issued to former officers and directors).

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

        Net cash used in operating activities for the year ended December 31, 1998 was $28,389,000. This amount represented cash used to fund the Company's net loss for the period and increased accounts receivable. The increase in accounts receivable was driven by significant increases in revenues for the months of November and December 1998.

        Net cash provided by investing activities for the year ended December 31, 1998 was $2,227,000. This amount primarily represented the Company's continued build-out of its fiber-optic network in Peru and the October 1998 acquisition of RDC offset by the use of restricted cash to fund such items. The growth of the Company's fiber networks was evidenced as route kilometers and fiber kilometers increased from approximately 215km and 6,100km, respectively as of December 31, 1997 to approximately 820km and 25,500km, respectively, as of December 31, 1998.

        Net cash provided by financing activities for the year ended December 31, 1998 was $20,118,000. This amount principally represented the use of restricted investments to make interest payments on the Senior Notes and proceeds from the Company's credit facilities with equipment vendors. As of December 31, 1998 the Company had approximately $18,400,000 available under credit facilities with equipment vendors.

IMPACT OF YEAR 2000

         The Year 2000 issue is the result of computer controlled systems using two digits rather then four to define the applicable year. This could result in system failure or miscalculations causing disruptions in of operations including, among other things, temporary inability to process transactions, send invoices or engage in similar normal business activities. To ensure that its computer based systems and applications will function properly beyond 1999, the Company has implemented a Year 2000 program.

         The Company's Year 2000 Program (the "Program") consists of the following phases:

(i) Preliminary Assessment - During this phase the Company will inventory all existing hardware and software and assess Year 2000 compliance. This assessment is based on documented representations from vendors and Company personnel and third party consultants for Company developed software. As of December 31, 1998 approximately 95% of this phase was completed.

(ii) Action Definition - For items identified as requiring an upgrade, replacement or other action to achieve Year 2000 compliance, a detailed action plan, including estimated completion times and corrective steps, is developed. As of December 31, 1998, approximately 85% of this phase was completed.

(iii) Execution - During this phase the action steps as defined in phase (ii) are performed. Any additional action items identified are prioritized and added to the action plan. As of December 31, 1998, approximately 75% of this phase was completed.

(iv) Operational Compliance - The Company anticipated completing phases (i) through (iii) by September 30, 1999, prior to any anticipated impact on its operating systems.

         Given that the majority of the Company's telecommunications network infrastructure and critical back office systems have been purchased since 1997, Year 2000 compliance was ensured at the time of purchase. The Company does not anticipate total Year 2000 compliance costs to exceed $500,000. These estimated costs and the date the Company anticipates to complete the Year 2000 modifications are based on management's estimates, which are derived utilizing assumptions of future events, including the continued availability of certain resources, third party assistance and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated.

        While the Company is working to test its own mission-critical systems for Year 2000 compliance, the Company does not control the systems of its suppliers. The company is currently seeking assurance from its suppliers and strategic business partners regarding the Year 2000 readiness of their systems. The Company is currently planning interoperability tests to ensure that its suppliers' and business partners' systems will accurately interact with the Company's systems into and beyond the Year 2000. Notwithstanding these measures there is some risk that the interaction of the Company's systems and those of its suppliers or business partners may be impacted by the Year 2000 date change. In addition, in light of the vast interconnection and interoperability of telecommunications networks worldwide, the ability of any telecommunications provider, including the Company, to provide services to its customers (e.g., to complete calls and transport data and to bill for such services) is dependent, to some extent, on the networks and systems of other carriers. To the extent the networks and systems of those carriers are adversely impacted by the Year 2000 problems, the ability of the Company to service its customers may be adversely impacted as well. Any such impact could have a material adverse effect on the Company's operations.

        The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the company's results of operations, liquidity and financial conditions. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Program is expected to significantly reduce the company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material suppliers and business partners. The Company believes that, with the completion of the Program as scheduled, the possibility of significant interruptions of normal operations should be reduced.

        In a recent Securities and Exchange Commission release regarding Year 2000 disclosure, the Securities and Exchange Commission stated that public companies must disclose the most reasonably likely worst case Year 2000 scenario. Although it is not possible to assess the likelihood of any of the following events, each must be included in a consideration of worst case scenarios: widespread failure of electrical, gas, and similar supplies serving the Company; widespread disruption of the services provided by common communications carriers; similar disruption to the means and modes of transportation for the Company and its employees, contractors, supplier, and customers; significant disruption to the Company's ability to gain access to, and remain working in, office buildings and other facilities; the failure of substantial numbers of the Company's critical computer hardware and software systems, including both internal business systems and systems controlling operational facilities such as electrical generation, transmission, and distribution systems; and the failure of outside entities' systems, including systems related to banking and finance.

        If the Company cannot operate effectively after December 31, 1999, the Company could, among other things, face substantial claims by customers or loss of revenue due to service interruptions, inability to fulfill contractual obligations or to bill customers accurately and on a timely basis, and increased expenses associated with litigation, stabilization of operations following critical system failures, and the execution of contingency plans. The Company could also experience an inability by customers and others to pay, on a timely basis or at all, obligations owned to the Company. Under these circumstances, the adverse effects, although not quantifiable at this time, would be material.

        The Company believes that its critical systems will be Year 2000 compliant before January 1, 2000. Having identified the mission-critical systems of the company and its key suppliers, and the associated risks of failure to ensure that those systems are Year 2000 ready, the Company is in the process of devising contingency plans which will be implemented in the event any such systems is not be Year 2000 compliant in a timely manner.

 INFLATION AND EXCHANGE RATES

         Inflation and exchange rate variations may have substantial effects on the Company's results of operations and financial condition. Generally, the effects of inflation in many Latin American countries, including Chile, Peru and Colombia, have been offset in part by a devaluation of the local countries' currencies relative to the U.S. dollar. Nevertheless, the devaluation of each country's currency may have an adverse effect on the Company.

         A substantial portion of the Company's purchases of capital equipment and interest on the Notes is payable in U.S. dollars. To date, the Company has not had significant foreign currency exposure with third parties and generally intends to be paid for its services in U.S. dollars or in local currencies with a pricing adjustment that is structured to protect the Company against the risk of fluctuations in exchange rates. As a result, the Company has not entered into foreign currency hedging transactions. In the future, if third party foreign currency exposure increases, the Company may enter into hedging transactions in order to mitigate any related financial exposure. However, a portion of sales to customers of the Company will be denominated in local currencies, and substantial or continued devaluations in such currencies relative to the U.S. dollar could have a negative effect on the ability of customers of the Company to absorb the costs of devaluation. This could result in the Company's customers seeking to renegotiate their contracts with the Company or, failing satisfactory renegotiation, defaulting on such contracts.

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

 NET OPERATING LOSS CARRYFORWARDS

         At December 31, 1998 the Company has net tax operating loss carryforwards of approximately $32,000 for U.S. income tax purposes and approximately $28,700 for foreign income tax purposes. These carryforwards are available to offset future taxable income, if any, and expire for U.S. income tax purposes in the years 2007 through 2018. The foreign net operating loss carryforwards related (1) to Peru, $4,400 expire in the years 2000 through 2002 and (2) to Chile, $24,300, do not expire.

 EFFECTS OF NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (the "Statement"). The Company expects to adopt the Statement effective January 1, 2000. The Statement will require the recognition of all derivatives on the Company's consolidated balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

ITEM 7.  FINANCIAL STATEMENTS
                                                                         PAGE
FirstCom Corporation
Reports of Independent Certified Public Accountants................      F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997 ......      F-4

Consolidated Statements of Operations for the years ended
  December 31, 1998, 1997, and 1996................................      F-5

Consolidated Statements of Stockholder's Equity for the years ended
   December 31, 1998, 1997 and 1996 ...............................      F-6

Consolidated Statements of Cash Flows for the years ended
   December 31, 1998, 1997 and 1996 ...............................      F-7

Notes to Consolidated Financial Statements ........................      F-8

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On November 6, 1998, PricewaterhouseCoopers LLP, the independent accounting firm which was previously engaged as the principal accounting firm to audit the registrant's financial statements, was dismissed by the registrant. Price Waterhouse's report on the registrant's consolidated financial statements for either of the past two years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to dismiss Pricewaterhouse Coopers LLP was approved by the Audit Committee of the registrant's Board of Directors on October 22, 1998. During the registrant's two most recent fiscal years and the period from the end of its most recent fiscal year through the date of dismissal, there were no disagreements with Price Waterhouse on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers, would have caused it to make reference to the subject matter of the disagreements in connection with its report. On November 6, 1998, Ernst & Young LLP was engaged as the principal accountant to audit the registrant's consolidated financial statements. This engagement was approved by the Audit Committee of the registrant's Board of Directors on October 22, 1998. During the registrant's two most recent fiscal years and the period from the end of its most recent fiscal year to November 6, 1998, the registrant did not consult Ernst & Young LLP regarding either (i) the application of accounting principles to a specified transaction, either complete or proposed or (ii) the type of audit opinion that might be rendered on the registrant's consolidated financial statements.

 The Company provided PricewaterhouseCoopers LLP with a copy of the disclosures it is making in response to Item 304 (a) of Regulation S-K, 17 CFR229, as set forth above. Further, PricewaterhouseCoopers LLP furnished the registrant with a letter addressed to the Securities and Exchange Commission stating that it agrees with the statements made by the registrant in response to said Item 304
(a).

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                           EXECUTIVE OFFICERS AND DIRECTORS

         The executive officers and directors of the Registrant are as follows:

                                                         POSITION WITH
NAME                            AGE                       THE COMPANY               DIRECTOR SINCE
----------------------------  --------      --------------------------------------       ------------------
Patricio E. Northland           43          Chairman of the Board of Directors,          November 1996
                                            President and Chief Executive Officer

Douglas G. Geib II              42          Director , Executive Vice President and      May 1997
                                            Chief Financial Officer

David Kleinman                  63          Director                                     May 1997

George Cargill                  57          Director                                     July 1994

Andrew Hulsh                    38          Director                                     December 1997

         PATRICIO E. NORTHLAND has over sixteen years of experience as an international telecommunications executive and entrepreneur. Mr. Northland has been President, Chairman of the Board of Directors and Chief Executive Officer of the Company since November 1996. Born in Chile, Mr. Northland is a U.S. citizen who brings to the Company many relationships with telecommunications carriers and potential customers throughout Latin America. In 1991, Mr. Northland founded AmericaTel Corporation ("AmericaTel "), a Miami-based international telecommunications carrier focused on traffic originating and terminating in Latin America, and in 1993, Mr. Northland successfully completed a joint venture agreement between AmericaTel and Entel, Chile's major long distance carrier. Under Mr. Northland's leadership, AmericaTel grew to provide satellite-based voice, data and fax telecommunications services to corporate customers in several Latin American nations. Prior to his involvement with AmericaTel, Mr. Northland held key management positions with PanamSat and IntelSat. In 1996, Mr. Northland sold his interest in AmericaTel to Entel. Mr. Northland holds engineering degrees from the University of Chile, a master's degree in communications from George Washington University, and an M.B.A. from The University of Chicago.

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

         DAVID C. KLEINMAN has been a Director of the Company since May 1997. Mr. Kleinman is currently Senior Lecturer in Business Policy at the Graduate School of Business of The University of Chicago where he has taught since 1971. Mr. Kleinman serves as a member of the Board of Directors of Irex Corporation, which trades its stock in the over-the-counter market. Mr. Kleinman is also a member of the Board of Directors of the Acorn Fund, the Acorn International Fund and the Acorn USA Fund which are registered under the Investment Company Act of 1940.

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

 ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding the annual compensation earned by the Chief Executive Officer of the Company, and the other most highly compensated executive officer of the Company during 1998 (such persons are hereinafter referred to as the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM COMPENSATION
                                                                             ----------------------------------
                                                ANNUAL COMPENSATION                      AWARDS         PAYOUTS
                                 ----------------------------------------    -------------------------   -----
                                                                   OTHER     RESTRICTED     SECURITIES
                                                                  ANNUAL       STOCK        UNDERLYING    LTIP       ALL OTHER
NAME AND                             SALARY          BONUS     COMPENSATION    AWARDS        OPTIONS      PAYOUTS   COMPENSATION
PRINCIPAL POSITION(S)      YEAR        ($)            ($)         ($)(1)        ($)           (#)          ($)         ($)(1)
----------------------     ----       -------        -------   ------------  ---------   -----------      -----     ------------
Patricio E. Northland      1998       375,000        758,580        --         --             333,333       --         --
Chairman of the Board,     1997       300,000        630,000        --         --        1,614,000(2)       --         --
President and CEO(2)       1996        50,000             --        --         --           1,000,000       --         --

Douglas G. Geib II(3)      1998       266,666        275,000        --         --             166,667       --         --
Executive Vice President   1997       166,667        170,000        --         --           1,036,000       --         --
and Chief Financial        1996            --             --        --         --                  --
Officer

Carlos Fernandez           1998       170,000         85,000                                  100,000
Calatayud, CEO FirstCom
Chile(4)

Aldo Figueroa-Costa, CEO   1998        60,000                       --         --                  --
FirstCom Peru (5)

------------------
(1) Perquisites to each officer did not exceed the lesser of $50,000 or 10% of the total salary and bonus for any officer.

(2) Mr. Nothland commenced employment with the Company on November 23, 1996. . See "-- Employment and Consultants Agreements."

(3) Mr. Geib commenced employment with the Company on May 1, 1997. See "-- Employment and Consultants Agreements."

(4) Mr. Fernandez Calatayud commenced employment with the Company on March 28, 1998, as the CEO of the Company's Chilean operations.

(5) Mr. Figueroa Costa commenced employment with the Company on October 1, 1998 as the CEO of the Company's Peruvian operations.

         The following table sets forth certain information concerning options granted in 1998 to the Company's Named Executive Officers. The Company has no outstanding stock appreciation rights. None of the Named Executive Officers exercised options during 1998.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                     INDIVIDUAL GRANTS                                       POTENTIAL REALIZED
                         -------------------------------------------------------------------------            VALUE AT ASSUMED
                           NUMBER OF              % OF                                                         ANNUAL RATES OF
                          SECURITIES          TOTAL OPTIONS                                               STOCK PRICE APPRECIATION
                          UNDERLYING           GRANTED TO                                                      FOR OPTION TERM
                            OPTIONS             EMPLOYEES       EXERCISE PRICE        EXPIRATION      ----------------------------
NAME                       GRANTED(#)        IN FISCAL YEAR     PERSHARE($/SH)            DATE           5%($)              10%($)
--------------------    ----------------    ------------------ ------------------    -------------    -----------    -------------
Patricio E.Northland            333,333                   21%              $1.42        Dec. 2008       $298,000          $754,000
Douglas G. Geib II              166,667                   11%              $1.42        Dec. 2008       $149,000          $377,000
Carlos Fernandez                100,000                    6%              $2.14       April 2003       $135,000          $341,000
Calatayud
Aldo Figueroa Costa             100,000                    6%              $1.47     October 2003        $92,448          $234,280

         The following table sets forth information with respect to the Company's Named Executive Officers concerning the exercise of options during 1997 and unexercised options held as of the end of 1998.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

                                                                                                            VALUE OF
                                                                        NUMBER OF SECURITIES              UNEXERCISED
                                                                             UNDERLYING                   IN-THE-MONEY
                                                                        UNEXERCISED OPTIONS                OPTIONS AT
                                                                            AT FY-END(#)                   FY-END($)
                                                                      -------------------------    ---------------------------
                               SHARES ACQUIRED         VALUE                EXERCISABLE/                  EXERCISABLE/
NAME                           ON EXERCISE(#)       REALIZED($)            UNEXERCISABLE                 UNEXERCISABLE
--------------------------    ------------------    -------------     -------------------------    ---------------------------
Patricio E. Northland                --               --                   2,187,111 / 760,222            $206,667 / $263,333
Douglas G. Geib II                   --               --                   746,222 /   456,445             $95,000 / $127,500
Carlos Fernandez Calatayud           --               --                             0/100,000                     $0/$24,000
Aldo Figueroa Costa                  --               --                             0/100,000                     $0$/91,000

EMPLOYMENT AGREEMENTS

         In September 1997, the Company entered into an employment and severance agreement (the "Northland Agreement") with Patricio E. Northland, President, Chief Executive Officer and Chairman of the Board of Directors of the Company, which replaced his former employment agreement with the Company. The Northland Agreement has a term of three years unless terminated earlier for cause, death or disability, and provides for an initial annual base salary of $350,000, subject to an increase of $50,000 in each of the second and third year of the agreement. In addition, Mr. Northland was granted non-qualified stock options to purchase 300,000 shares of the Company's Common Stock in the following manner:
100,000 shares which vest on the date of employment at an exercise price of $4.00 per share; 100,000 shares which vest one year thereafter at an exercise price of $6.00 per share; and 100,000 shares which vest two years after the date of employment at an exercise price of $8.00 per share. In consideration of Mr. Northland's agreement to terminate his former employment agreement with the Company, which would have provided for a $750,000 bonus to Mr. Northland upon consummation of the Senior Note Offering, the Company agreed to pay Mr. Northland a performance bonus of $250,000 and vest all of his existing options to acquire 1,000,000 shares of Common Stock granted under his prior employment agreement.

         During May 1997, the Company entered into an employment and severance agreement (the "Geib Agreement") with Douglas G. Geib II, Chief Financial Officer of the Company. The Geib Agreement has a term of three years unless terminated earlier for cause, death or disability, and provides for an annual salary of $250,000. In addition to the base salary, the Geib Agreement provides for a primary performance award based upon business criteria which is designed to enhance shareholder value during each year up to a maximum of 100 percent of the base salary payable thereunder. Mr. Geib was also granted non-qualified stock options to purchase 500,000 shares of the Company's Common Stock at an exercise price of $2.42 per share. One-third of such options became exercisable on date of employment, and the remainder vest in equal annual installments over the first two years of Mr. Geib's three-year employment period.

STOCK OPTIONS

         As of March 26, 1999 the Company has outstanding options to purchase 8,572,584 shares of Common Stock.

         During 1996, 2,060,000 stock options were granted by the Company to its executive officers and directors. On May 29, 1997, the Board of Directors of the Company granted stock options in an aggregate amount of 200,000 shares of Common Stock to Mr. Kleinman of which 50,000 shares vested on May 29, 1997 and the remainder vest in equal annual installments over a three year period. During September 1997, the Company agreed to grant the following stock options to the following officers of the Company at an exercise price of $2.13 per share, the then market value of the Common Stock: (i) Patricio E. Northland, President, Chief Executive Officer and Chairman, was granted options to acquire 600,000 shares; and (ii) Douglas G. Geib II, Chief Financial Officer and a director of the Company, was granted options to acquire 250,000 shares. In addition, in October 1997, the Company agreed upon consummation of the Senior Note Offering to grant options to acquire an additional 714,000 and 286,000 shares to Mr. Northland and Mr. Geib, respectively, at an exercise price of $4.40 per share. See "Certain Relationships and Related Party Transactions."

         On October 22, 1998 the Company granted 80,000 stock options to each of George Cargill and Andrew Hulsh and 30,000 stock options to David Kleinman in consideration for their serving on the Company's Board of Directors and certain committees thereof. Such options are fully vested and have a strike price of $1.01, equivalent to the grant-date fair market value of the underlying common stock. On December 18, 1998 the Company granted 333,333 and 166,667 stock options to Patricio E. Northland, President, Chief Executive Officer and Chairman of the Board and Douglas G. Geib II, Executive Vice President and Chief Financial Officer of the Company, respectively. Such options have a strike price of $1.42, to equivalent to the grant-date fair value of the underlying common stock. One third of such options vested immediately and the remainder vest in equal annual installments over the next two years.

LIMITATION OF DIRECTORS' AND OFFICERS' LIABILITY AND INDEMNIFICATION

         The Company's Articles of Incorporation and By-laws contain certain provisions that eliminate the liability of its directors and officers to the fullest extent permitted by the Texas Business Corporation Act, except that they do not eliminate liability for: (i) any breach of the duty of loyalty to the Company or its shareholders; (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) an act or omission for which the liability of a director is expressly provided by an applicable statute; or (iv) any transaction from which the director derived an improper personal benefit. The Texas Business Corporation Act provides that Texas corporations may indemnify any director, officer or employee made or threatened to be made a party to a proceeding, by reason of the former or present official capacity of such person, if such person (i) conducted himself in good faith and (ii) reasonably believed that his conduct was in the corporation's best interests or, in the case of any criminal proceeding, that his conduct was not unlawful and opposed to the corporation's best interests. The indemnification provision does not permit indemnification of officers, directors and employees (i) when such persons are found liable to the corporation or (ii) for any transaction from which such persons derive improper personal benefits. The foregoing provisions may reduce the likelihood of derivative litigation against directors, officers and employees of the Company and may discourage or deter shareholders or management from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, even though such an action, if successful, might otherwise have benefited the Company and its shareholders.

         The Company has entered into an indemnification agreement with each director (an "Indemnitee"). Pursuant to the indemnification agreement, the Company will indemnify an Indemnitee to the fullest extent permitted by law, notwithstanding that such indemnification is not specifically authorized by the agreement, the Company's Articles of Incorporation and By-laws, or statute. In addition, the Company will indemnify each Indemnitee against any and all expenses incurred in connection with claims relating to the fact that such Indemnitee is or was a director, officer, employee, agent or fiduciary of the Company or any subsidiary of the Company, and the Company will advance all such expenses. The Company maintains directors' and officers' liability insurance.

         Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and therefore unenforceable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  SECURITY OWNERSHIP

         The following table sets forth, as of March 26, 1999, information with respect to the beneficial ownership of the Company's Common Stock by (i) each director of the Company, (ii) the Named Executive Officers, (iii) the beneficial owners of more than 5% of the outstanding Common Stock and (iv) all directors and executive officers of the Company, as a group.

                                       AMOUNT AND     PERCENTAGE
                                       NATURE OF         OF
                                       BENEFICIAL     OUTSTANDING
NAME AND ADDRESS                       OWNERSHIP(1)    SHARES(2)
---------------------------------     -----------    -----------
Patricio E. Northland(3)                2,787,111           8.2%
Douglas G. Geib II(3)                   1,162,889           3.4%
George Cargill(4)                       2,090,000           6.1%
David Kleinman(5)                         180,000              *
Andrew Hulsh(6)                           130,000              *
UBS Securities LLC(7)                   2,250,000           6.6%
ALL DIRECTORS AND EXECUTIVE
  OFFICERS AS A GROUP (5 persons)       6,350,000          18.6%


-----------------
 *       Less than 1%.
(1) Includes shares of Common Stock which may be acquired pursuant to options and warrants exercisable within 60 days of March 26, 1999.

(2) Based on 34,184,024 shares of Common Stock issued and outstanding on March 26, 1999, plus shares of Common Stock which may be acquired pursuant to options and warrants exercisable within 60 days of March 26, 1999.

(3) The address of this person is 220 Alhambra Circle, Suite 910, Coral Gables, Florida 33134.

(4)      The address of this person is Eliodoro Yanez, 2238 Santiago, Chile.

(5)      The address of this person is 1101 E.  58th Street, Chicago, Illinois
         60637.

(6)      The address of this person is 1200 Brickell Avenue, Suite 1900, Miami,

         Florida 33131.
(7)      The address of this company is 299 Park Avenue, New York, New York
         10171.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

TELECTRONIC S.A.

         During the two years ended December 31, 1998, the Company entered into certain transactions with Telectronic S.A. and one of its founders, Mr. George
A. Cargill. Mr. Cargill owns more than 5% of the issued and outstanding shares of the Company Common Stock and has been a director of the Company since 1994. As compensation for his service as a director of the Company, from 1996 to 1998, the Company granted Mr. Cargill 130,000 stock options with a weighted average exercise price of $1.41. The exercise price of such grants was equal to the grant date fair value of the underlying Common Stock. The Company purchased approximately $52,000 and $77,000 of certain telecommunication equipment in 1998 and 1997, respectively, from Telectronic, S.A.

         During 1997, the Company issued and redeemed $200,000 of bridge notes from Mr. Cargill. In connection with such bridge notes Mr. Cargill received 20,000 warrants to purchase the Company's common stock at an exercise price of $2.56 per warrant. The fair value, $21,000, of such warrants (determined using the Black-Scholes option pricing model with the following assumptions: volatility of 90% risk free interest rate of 6.7%, zero dividend yield and expected life of two years) was recorded as original issue discount and subsequently expensed upon repayment of the bridge notes.

OTHER RELATED PARTY TRANSACTIONS

         During April 1998 the Company loaned certain officers $606,000 related to federal and state income tax liabilities arising from shares of the Company's common stock granted to such officers during 1997. The loans (i) bear interest at an annual rate of 7%, (ii) are due on April 9, 2018 and (iii) are collateralized by 336,600 shares of the Company's common stock.

         During September 1997, the Company's Board of Directors ratified the issuance of the following shares of Common Stock to the following officers of the Company: (i) 600,000 shares of Common Stock to Mr. Northland, and (ii) 250,000 shares of Common Stock to Mr. Geib II. No cash consideration was paid by either officer for such shares. The Company recognized non-cash compensation expense of approximately $1,650,000 and $688,000 representing the grant date fair value of the aforementioned 600,000 and 250,000 shares of Common Stock, respectively. In addition, on the same date, the Company granted the following stock options to the following officers of the Company at an exercise price of $2.13 per share: (i) Mr.. Northland, was granted options to acquire 600,000 shares of Common Stock, one-third of which vested immediately and the remainder in equal annual installments over the next two years; and (ii) Mr. Geib II, was granted options to acquire 250,000 shares of Common Stock, one third of which vested immediately and the remainder vest in equal annual installments over the next two years. The Company recognized non-cash compensation expense of approximately $372,000 and $155,000, representing the grant date intrinsic value of the aforementioned 600,000 and 250,000 stock options, respectively. In addition, in October 1997, the Company agreed upon consummation of the Offering to grant options to acquire an additional 714,000 and 286,000 shares to Mr. Northland and Mr. Geib, respectively, at an exercise price of $4.40 per share. One third of such options vested immediately and the remainder vest in equal annual installments over the next two years. The strike price of such options exceeded the grant date fair value of the underlying common stock. As such the options had no intrinsic value and no related compensation expense was recorded.

         The Company paid approximately $604,000 and $865,000 in legal fees in 1998 and 1997, respectively, to a law firm having a senior partner who is also a current director of the Company.

         In connection with the FirstCom Long Distance Acquisition, the Company issued to Mr. Silva, a former director of the Company, a fee in the aggregate amount of 100,000 shares of Common Stock for his services in facilitating the transaction. A value of $200,000 was assigned to such Common Stock equivalent to the grant date market price.


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
         EXHIBITS

EXHIBIT NUMBER      DESCRIPTION OF EXHIBITS
----------------    -----------------------------------------------------------
2.1 Stock Purchase Agreement, dated as of September 9, 1997, as amended, between FirstCom Corporation and Inversiones Druma S.A. for the acquisition of 99.9% of the outstanding shares of capital of Iusatel Chile S.A., previously acquisition of 99.9% of the outstanding shares of capital of Iusatel Chile S.A., previously filed as an exhibit to Registrant's Current Report on Form 8-K, filed with the Commission on September 24, 1997 and incorporated herein by reference.

3.1 Articles of Incorporation of FirstCom Corporation previously filed as an exhibit to the Registrant's Form 8-A Registration Statement, filed with the Commission on November 29, 1994 and incorporated herein by reference.

3.2 By-laws of FirstCom Corporation previously filed as an exhibit to Amendment No. 4 to the Form S-4 Registration Statement of the Registrant, filed with the Commission on August 12, 1998 and incorporated herein by reference.

4.1 Purchase Agreement, dated as of October 21, 1997 by and among InterAmericas Communications Corporation (known as FirstCom Corporation), Hewster Chile S.A., Red de Servicios Empresariales de Telecomunicaciones S.A. and UBS Securities LLC previously filed as an exhibit to Registrant's Registration Statement on Form S-4, filed with the Commission on December 10, 1997 and incorporated herein by reference.

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

4.4 A/B Exchange Registration Rights Agreement, dated as of October 27, 1997, between FirstCom Corporation and UBS Securities LLC previously filed as an exhibit to Registrant's Registration Statement on Form S-4, filed with the Commission on December 10, 1997 and incorporated herein by reference.

4.5 Warrant Agreement, dated as of October 27, 1997, between the Registrant and State Street Bank & Trust Company, N.A. previously filed as an exhibit to Registrant's Registration Statement on Form S-4, filed with the Commission on December 10, 1997 and incorporated herein by reference.

4.6 Warrant Registration Rights Agreement, dated as of October 27, 1997 between FirstCom Corporation and UBS Securities LLC previously filed as an exhibit to Registrant's Registration Statement on Form S-4, filed with the Commission on December 10, 1997 and incorporated herein by reference.

4.7 Specimen of FirstCom Corporation 14% Senior Note due October 27, 2007 previously filed as an exhibit to Registrant's Registration Statement on Form S-4, filed with the Commission on December 10, 1997 and Incorporated herein by reference.


4.8 Proceeds Pledge and Escrow Agreement, dated as of October 27, 1997 between FirstCom Corporation and State Street Bank and Trust Company, N.A., previously filed as an exhibit to Registrant's Registration Statement on Form S-4, filed with the Commission on December 10, 1997 and incorporated herein by reference.

10.1 Employment Agreement, dated as of October 7, 1997, between InterAmericas Communications Corporation (now known as FirstCom Corporation) and Patricio E. Northland, previously filed as an exhibit to Amendment No. 4 to the Form S-4 Registration Statement of the Registrant filed with the Commission on August 12, 1998 and incorporated herein by reference.

10.2 Employment and Severance Agreement, dated as of April 14, 1997, between InterAmericas Communications Corporation (now known as FirstCom Corporation) and Douglas G. Geib previous filed as an exhibit to Amendment No. 4 to the Form S-4 Registration Statement of the Registrant filed with the Commission on August 12, 1998 and incorporated herein by reference.

21.1 Subsidiaries of the Registrant previously filed as an exhibit to Registrant's Form 10-KSB, filed with the Commission on March 10, 1998 and incorporated herein by reference.

24.1     Power of Attorney

25.1 Statement of Eligibility of State Street Bank and Trust Company, N.A. previously filed as an exhibit to Registrant's Registration Statement on Form S-4, filed with the Commission on December 10, 1997 and incorporated herein by reference.

27       Financial Data Schedule

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

(b)      Financial Statements Schedules:

SCHEDULE NUMBER
                              SCHEDULE
------------------            -------------------
Schedule II           --      Valuation and Qualifying Accounts for the Years
                              Ended December 31, 1997 and 1998

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

SCHEDULE II.  VALUATION AND QUALIFYING ACCOUNTS

                                    BALANCE AT                                                   BALANCE AT
                                   BEGINNING OF                                                    END OF
DESCRIPTION                          PERIOD            ADDITIONS            DEDUCTIONS             PERIOD
---------------------------    ------------------    ---------------     ------------------     ----------------
YEAR ENDED DECEMBER 31, 1998
Allowance for doubtful
accounts                               --                953,000                --                   953,000

Deferred tax asset
valuation allowance               $9,700,000           7,294,000                --                $16,994,000

YEAR ENDED DECEMBER 31, 1997
Deferred tax asset
valuation allowance               $4,771,000           4,929,000                --                $ 9,700,000

YEAR ENDED DECEMBER 31, 1996
Deferred tax asset
valuation allowance               $3,751,000           1,020,000                --                $ 4,771,000

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Coral Gables, Florida on the 31ST the day of March, 1999.

                              FIRSTCOM CORPORATION
                              By:/S/ PATRICIO E.  NORTHLAND
                                  Patricio E.  Northland
                                  PRESIDENT AND CHIEF EXECUTIVE OFFICER

                NAME                                       TITLE                               DATE
-------------------------------------    -------------------------------------------    --------------------
/S/ PATRICIO E. NORTHLAND                Chairman of the Board, Director                March 31, 1998
-------------------------------------
Patricio E. Northland                    President and Chief Executive Officer
                                         (PRINCIPAL EXECUTIVE OFFICER)

/S/ DOUGLAS G. GEIB*                     Chief Financial Officer and                    March 31, 1998
-------------------------------------
Douglas G. Geib II                       Director (PRINCIPAL FINANCIAL
                                         AND ACCOUNTING OFFICER)

/S/ DAVID C. KLEINMAN*                   Director                                       March 31, 1998
-------------------------------------
David C. Kleinman

/S/ GEORGE A. CARGILL*                   Director                                       March 31, 1998
-------------------------------------
George A. Cargill

/S/ ANDREW HULSH*                        Director                                       March 31, 1998
-------------------------------------
Andrew Hulsh

*By: /S/ PATRICIO E. NORTHLAND
-------------------------------------
Patricio E. Northland
Attorney-in-fact

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
FirstCom Corporation

         We have audited the accompanying consolidated balance sheet of FirstCom Corporation as of December 31, 1998 and the related consolidated statements of operations and stockholders' equity and cash flows for the year ended December 31, 1998. Our audit also included the financial statement schedule listed in the index of Item 13(b). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FirstCom Corporation at December 31, 1998, and the consolidated results of their operations and their cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                           /s/ Ernst & Young LLP
Miami, Florida
February 19, 1999

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of FirstCom Corporation

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Firstcom Corporation and its subsidiaries at December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

        As described in Note 4, during 1996 the Company had transactions and relationships with related parties. Because of these relationships, it is possible that the terms of these transactions may not be the same as those that would result from transactions among wholly unrelated parties.

         The Company has restated its financial statements for the years ended December 31, 1997 and 1996 to reflect the effect of revising the price per share of Company common stock issued in connection wit the May 1996 acquisition of FirstCom Peru (formerly Resetel S.A.) from $2.25 to $5.99 per share

/S/ Pricewaterhouse Coopers LLP


Miami, Florida March 2, 1998

                              FIRSTCOM CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)

                                                                                                            DECEMBER 31,
                                                                                                  ---------------------------------
                                                                                                    1998                    1997
                                                                                                  ---------               ---------
ASSETS
Current assets:
 Cash and cash equivalents .........................................................              $   8,892               $  14,936
 Restricted cash ...................................................................                 22,599                  61,028
 Restricted investments ............................................................                 19,670                  20,404
 Accounts receivable, net of allowance for doubtful accounts
 of  $953 in 1998 ..................................................................                  6,935                   2,367
 Prepaid expenses and other current assets .........................................                    624                   1,208
                                                                                                  ---------               ---------
  Total current assets .............................................................                 58,720                  99,943
Restricted investments .............................................................                 20,021                  37,488
Telecommunications networks, net ...................................................                 45,901                   9,348
Intangible assets, net .............................................................                 15,765                  15,186
Deferred financing costs ...........................................................                 14,437                  14,971
                                                                                                  ---------               ---------
  Total assets .....................................................................              $ 154,844               $ 176,936
                                                                                                  =========               =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Vendor financing, current .........................................................              $     254               $    --
 Convertible debentures ............................................................                   --                     1,550
 Lease obligations, current ........................................................                    136                     313
 Accounts payable ..................................................................                  8,238                   4,023
 Accrued interest ..................................................................                  3,695                   3,925
 Other accrued expenses ............................................................                  1,963                   2,631
 Due to related parties ............................................................                   --                       263
 Other current liabilities .........................................................                    471                     322
                                                                                                  ---------               ---------
  Total current liabilities ........................................................                 14,757                  13,027
Senior notes, net ..................................................................                132,338                 131,626
Vendor financing ...................................................................                  1,337
Lease obligations, less current portion ............................................                    238                     356
                                                                                                  ---------               ---------
  Total liabilities ................................................................                148,670                 145,009
                                                                                                  ---------               ---------
Commitments and contingencies ......................................................                   --                      --
Stockholders' equity
 Preferred stock, $.001 par value, authorized 10,000,000 shares, none issued
 Common stock, $.001 par value, authorized 50,000,000 shares,
  issued and outstanding 19,084,300 shares .........................................                     19                      19
 Additional paid in capital ........................................................                 31,737                  31,562
 Warrants ..........................................................................                 26,737                  26,737
 Accumulated deficit ...............................................................                (51,475)                (26,153)
 Cumulative translation adjustments ................................................                   (238)                   (238)
                                                                                                  ---------               ---------
                                                                                                      6,780                  31,927
Shareholder loans ..................................................................                   (606)                   --
                                                                                                  ---------               ---------
  Total stockholders' equity .......................................................                  6,174                  31,927
                                                                                                  ---------               ---------
  Total liabilities and stockholders' equity .......................................              $ 154,844               $ 176,936
                                                                                                  =========               =========

                             See accompanying notes

                              FIRSTCOM CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (THOUSANDS OF US DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                YEAR ENDED DECEMBER 31,
                                   --------------------------------------------
                                       1998            1997           1996
                                   ------------    ------------    ------------
Revenues .......................   $     19,059    $      1,130    $        652
Operating expenses:
  Cost of revenues .............         14,996           1,203             958
  Selling, general and
       administrative ..........         12,293           4,678           3,272
  Non-cash compensation and
       Consulting expenses .....            175           4,640              73
  Depreciation and
       amortization ............          2,237           1,201             842
                                   ------------    ------------    ------------
                                         29,701          11,722           5,145
                                   ------------    ------------    ------------
  Loss from operations .........        (10,642)        (10,592)         (4,493)
  Interest expense .............        (19,578)         (6,521)           (246)
  Interest income ..............          5,448           1,315              80
  Other expense, net ...........           (550)            (68)           (103)
                                   ------------    ------------    ------------

  Net loss .....................   $    (25,322)   $    (15,866)   $     (4,762)
                                   ============    ============    ============
  Net basic and diluted loss
     per share .................   $      (1.33)   $       (.95)   $       (.32)
                                   ============    ============    ============
  Weighted average common
     shares outstanding ........     19,084,300      16,667,719      14,795,660
                                   ============    ============    ============

                             See accompanying notes

                              FIRSTCOM CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)

                                                                            COMMON STOCK                 ADDITIONAL
                                                                     ----------------------------         PAID-IN
                                                                       SHARES            AMOUNTS          CAPITAL         WARRANTS
                                                                     ----------        ----------        ----------      ----------
Balances at January 1, 1996 .................................        11,951,685        $       12        $    6,153            --

Common stock issued in private
  placements ................................................         1,939,042                 2             7,430            --
Conversion of debt ..........................................         1,011,791                 1             1,985            --
Stock issued for acquisitions ...............................         1,250,000                 1             7,487            --
Imputed interest on related party
  notes .....................................................              --                --                  40            --
Stock option grants .........................................              --                --                  73            --
Currency translation adjustment .............................              --                --                --              --
Net loss ....................................................              --                --                --              --
                                                                     ----------        ----------        ----------      ----------

Balances at December 31, 1996 ...............................        16,152,518                16            23,168            --

Conversion of debt ..........................................         1,101,782                 1             1,993            --
Beneficial conversion feature ...............................              --                --                 810            --
Reversal of beneficial conversion feature upon
redemption of debt ..........................................              --                --                (344)           --
Stock issued to a former director in connection with the
FirstCom Long Distance acquisition
                                                                        100,000              --                 205            --
Stock issued as compensation to officers and former directors
                                                                      1,350,000                 2             3,756            --
Stock option grants to officers and former directors
                                                                           --                --                 882            --
Conversion of liabilities ...................................            80,000              --                 240            --
Stock issued for past financial assistance
                                                                        300,000              --                 852            --
Warrants to purchase common stock ...........................              --                --                --            26,737
Currency translation adjustment .............................              --                --                --              --
Net loss ....................................................              --                --                --              --
                                                                     ----------        ----------        ----------      ----------

Balances at December  31, 1997 ..............................        19,084,300                19            31,562          26,737

Shareholder loans ...........................................              --                --                --              --
Stock Option Grants .........................................              --                --                 175            --
Net loss ....................................................              --                --                --              --
                                                                     ----------        ----------        ----------      ----------

Balances at December  31, 1998 ..............................        19,084,300        $       19        $   31,737      $   26,737
                                                                     ==========        ==========        ==========      ==========

                                                                                        CUMULATIVE
                                                                     ACCUMULATED        TRANSLATION        SHAREHOLDER
                                                                      DEFICIT           ADJUSTMENT           LOANS          TOTAL
                                                                     ----------         ----------         ----------    ----------
Balances at January 1, 1996 .................................        $   (5,525)        $       30               --      $      670

Common stock issued in private
  placements ................................................              --                 --                 --           7,432
Conversion of debt ..........................................              --                 --                 --           1,986
Stock issued for acquisitions ...............................              --                 --                 --           7,488
Imputed interest on related party
  notes .....................................................              --                 --                 --              40
Stock option grants .........................................              --                 --                 --              73
Currency translation adjustment .............................              --                 (108)              --            (108)
Net loss ....................................................            (4,762)              --                 --          (4,762)
                                                                     ----------         ----------         ----------    ----------

Balances at December 31, 1996 ...............................           (10,287)               (78)              --          12,819

Conversion of debt ..........................................              --                 --                 --           1,994
Beneficial conversion feature ...............................              --                 --                 --             810
Reversal of beneficial conversion feature upon
redemption of debt ..........................................              --                 --                 --            (344)
Stock issued to a former director in connection with the
FirstCom Long Distance acquisition
                                                                           --                 --                 --             205
Stock issued as compensation to officers and former directors
                                                                           --                 --                 --           3,758
Stock option grants to officers and former directors
                                                                           --                 --                 --             882
Conversion of liabilities ...................................              --                 --                 --             240
Stock issued for past financial assistance
                                                                           --                 --                 --             852
Warrants to purchase common stock ...........................              --                 --                 --          26,737
Currency translation adjustment .............................              --                 (160)              --            (160)
Net loss ....................................................           (15,866)              --                 --         (15,866)
                                                                     ----------         ----------         ----------    ----------

Balances at December  31, 1997 ..............................           (26,153)              (238)              --          31,927

Shareholder loans ...........................................              --                 --                 (606)         (606)
Stock Option Grants .........................................              --                 --                 --             175
Net loss ....................................................           (25,322)              --                 --         (25,322)
                                                                     ----------         ----------         ----------    ----------

Balances at December  31, 1998 ..............................        $  (51,475)        $     (238)        $     (606)   $    6,174
                                                                     ==========         ==========         ==========    ==========

                             See accompanying notes

                                               FIRSTCOM CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (THOUSANDS OF US DOLLARS)

                                                                                                   YEAR ENDED DECEMBER 31,
                                                                                      ---------------------------------------------
                                                                                        1998              1997              1996
                                                                                      ---------         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ....................................................................        $ (25,322)        $ (15,866)        $  (4,762)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization expense ......................................            2,237             1,201               842
  Amortization of deferred financing costs and original issue
discounts ....................................................................            1,279               518              --

  Accretion of discount on restricted investments ............................           (2,799)             (583)             --
  Beneficial conversion features on convertible debentures, net ..............             --                 466              --
  Capitalized interest related to network construction .......................           (2,955)             (712)             --
  Services exchanged for common stock ........................................             --                 852                73
  Non-cash compensation and consulting expense ...............................              175             4,640              --
  Interest converted to equity ...............................................             --                  45                49
  Changes in operating assets and liabilities:
   Accounts receivable .......................................................           (4,291)              (29)             (105)
   Prepaid expenses and other current assets .................................              645              (258)             (197)
   Other assets ..............................................................             (203)              (64)              (53)
   Accounts payable and accrued expenses .....................................            2,560             4,602               299
   Due to related parties ....................................................             (263)             (179)             (251)
   Other current liabilities .................................................              548              (105)              171
                                                                                      ---------         ---------         ---------
    Net cash used in operating activities ....................................          (28,389)           (5,472)           (3,934)
                                                                                      ---------         ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of telecommunications network ......................................          (34,674)           (2,763)           (1,453)
 Restricted cash .............................................................           38,429           (61,028)             --
 Acquisition of FirstCom Long Distance .......................................             --              (5,799)             --
 Acquisition of RDC ..........................................................           (1,528)             --                --
 Acquisition of FirstCom Networks ............................................             --                --              (1,515)
                                                                                      ---------         ---------         ---------
    Net cash provided by (used in) investing activities ......................            2,227           (69,590)           (2,968)
                                                                                      ---------         ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Use of (proceeds from) restricted investments ...............................           21,000           (57,309)             --
 Repayment of convertible debentures .........................................           (1,550)             --                --
 Shareholder loans ...........................................................             (606)
 Vendor financing ............................................................            1,591
 Issuance of Senior Notes ....................................................             --             150,000              --
 Deferred financing costs ....................................................             --              (7,000)             --
 Proceeds from convertible debentures ........................................             --               3,500              --
 Issuance of common stock ....................................................             --                --               7,430
 Net proceeds from issuance of (repayments to)
  notes payable and Bridge Notes .............................................             --                --              (1,061)
 Additions to notes payable to related party .................................             --                --               1,232
 (Payments under) proceeds from leasing obligations ..........................             (317)               84               (31)
                                                                                      ---------         ---------         ---------
    Net cash provided by financing activities ................................           20,118            89,275             7,570
                                                                                      ---------         ---------         ---------
Net increase (decrease) in cash and cash equivalents .........................           (6,044)           14,213               668
Effect of exchange rate changes on cash ......................................             --                --                  (2)
Cash and cash equivalents at beginning of year ...............................           14,936               723                57
                                                                                      ---------         ---------         ---------
Cash and cash equivalents at end of year .....................................        $   8,892         $  14,936         $     723
                                                                                      =========         =========         =========
Supplemental Cash Flow Disclosure
Cash paid for interest .......................................................        $  21,000         $     545         $     153
                                                                                      =========         =========         =========

Capital lease obligations of $172 were incurred in 1996.

During 1998 and 1997, the Company capitalized $2,955 and $712 of interest costs related to the construction of a fiber optic network.

                             See accompanying notes

                              FIRSTCOM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)

 1.  ORGANIZATION AND BUSINESS FORMATION

         FirstCom Corporation ("the Company", formerly InterAmericas Communications Corporation) is a provider of telecommunications services in Chile, Peru and Colombia. The Company has historically operated as a Latin American telecommunications development stage company which has developed its operations in Latin America through the acquisition of holding and operating companies that own licenses, concessions or rights-of-way in what the Company believes to be attractive markets. The Company operates in Chile as FirstCom Networks, S.A. ("FirstCom Networks"), formerly Hewster Chile, S.A., FirstCom Long Distance, S.A. ("FirstCom Long Distance"), formerly Iusatel Chile, S.A. and Red de Computadores S.A. ("RDC"), in Peru as FirstCom, S.A. ("FirstCom Peru", formerly Resetel) and as of February 1999, in Colombia as Teleductos S.A. ("Teleductos").

         Although separate legal entities, the Company operates its Chilean subsidiaries as one functional entity, providing seamless service delivery of integrated telecommunication solutions to its Chilean customers. Services provided by the Company to businesses in Santiago include: (i) high speed data transmission (ii) domestic and international long distance services in Chile,
(iii) internet access services on a dial-up and dedicated access basis, as well as related value-added services such as webhosting and corporate e-mail. FirstCom Peru is completing a fiber optic telecommunications network in Lima and Callao, Peru and will begin providing integrated telecommunication solutions to its customers, including: (i) high-speed data transmission, (ii) internet access and (iii) long distance telephony services during 1999. During February 1999, the Company acquired 76% of Teleductos, an operating entity currently providing high-speed data transmission services in Bogota, Colombia.

         During the three years ended December 31, 1998, the Company made the following acquisitions, each of which was accounted for as a purchase. The consolidated financial statements include the operating results from the effective date of acquisition.

 ACQUISITION OF FIRSTCOM PERU

         On May 7, 1996, the Company acquired 100% of FirstCom Peru's outstanding stock in exchange for 1,250,000 shares of Common Stock of the Company. The purchase price of approximately $7,490 has been substantially allocated to a local carrier concession.

 ACQUISITION OF FIRSTCOM NETWORKS

         On July 31 and September 2, 1996 the Company acquired 99% and 1%, respectively, of FirstCom Networks' outstanding stock for $1,500 in cash. Goodwill of approximately $1,300 was recorded representing the excess cost over the fair value of net assets acquired in the transaction.

 ACQUISITION OF FIRSTCOM LONG DISTANCE

         On December 17, 1997, the Company acquired 100% of FirstCom Long Distance's outstanding stock for $5,799 in cash, net of cash acquired. In addition, the Company incurred other direct acquisition costs totaling approximately $300, which includes the fair market value of 100,000 shares of Company Common Stock paid to a former director for his services in facilitating the transaction.

         The excess purchase price, of approximately $6,200, over the fair value of the net assets acquired has been allocated to FirstCom Long Distance's telephone carrier concession. The Company has accounted for the acquisition of FirstCom Long Distance as if it occurred on December 31, 1997.

ACQUISITION OF RDC

         On October 7, 1998 the Company acquired 99.9% of RDC outstanding stock for $1,528 in cash, net of cash acquired. Goodwill of approximately $1,400 was recorded representing the excess cost over the fair value of net assets acquired in the transaction.

ACQUISITION OF TELEDUCTOS -  A SUBSEQUENT EVENT

         On February 2, 1999, the Company acquired 76% of Teleductos' outstanding stock for approximately $6,000 million in cash, $7,000 in short-term promissory notes, a $2,000 stock subscription payable on February 8, 2000 and 100,000 shares of the Company's common stock. The promissory notes bear interest at 5% per annum and mature at various dates through February 2000. Goodwill of approximately $11,300 will be recorded during 1999 representing the excess cost over the fair value of net assets acquired in the transaction.

          The allocation of the purchase price described in the preceeding paragraph is preliminary, pending finalization of appraisals and other estimates.


 OTHER RELATED ACQUISITION DISCLOSURES - UNAUDITED

         The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of FirstCom Networks, FirstCom Peru, FirstCom Long Distance, RDC and Teleductos had occurred at the beginning of the periods presented, and do not purport to be indicative of the results that actually would have occurred if the acquisitions had been consummated on those dates or of results which may occur in the future:

                                             DECEMBER 31,
                                   ----------------------------------
                                           1998               1997
Revenue ....................              $25,428            $18,798
Net loss ...................             (26,333)           (37,524)
Net loss per share .........              $(1.38)            $(2.25)

         Following is a summary of the intangible assets resulting from the Company's acquisitions:
                                                                   ESTIMATED
                                          DECEMBER 31,              USEFUL
                                     1998              1997          LIFE
                                   -----------       ----------   ----------
  Satellite transmission rights        $1,166           $1,166     10 years
  Concessions                          13,870           13,770     20 years
  Goodwill                              2,730            1,289     10-20 years
                                   -----------       ----------
                                       17,766           16,225
  Less: accumulated amortization      (2,001)          (1,039)
                                   -----------       ----------
                                      $15,765         $ 15,186
                                   ===========       ==========

 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED ITEMS

 PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

 FOREIGN CURRENCY TRANSLATION

         Through December 31, 1997, the Company's subsidiaries used the following functional currency: FirstCom Peru-Peruvian sole, FirstCom Networks -Chilean peso. As such, assets and liabilities are translated at end-of-period exchange rates. Income, expense and cash flows are translated at weighted average exchange rates for the period. The resulting currency translation adjustments are accumulated and reported as a component of stockholders' equity.

         As a result of (1) the Company's U.S. dollar denominated senior note financing during October 1997, (2) the acquisition of FirstCom Long Distance on December 17, 1997 and (3) the fact that FirstCom Long Distance and FirstCom Networks operate as one functional entity of which FirstCom Long Distance represents the majority of the operations, effective January 1, 1998 the Company's Chilean subsidiaries began using the U.S. dollar as their functional currency. This change did not have a significant impact on the Company's results of operations.

         Effective January 1, 1998 the Company's Peruvian subsidiary, FirstCom Peru, began using the U.S. dollar as its functional currency. Although, through December 31, 1997 FirstCom Peru incorrectly used the local currency as its functional currency, the impact of using the U.S. Dollar as FirstCom Peru's functional currency on prior periods is not significant. This change did not have a significant impact on the Company's results of operations.

         Included in other expense in 1998 is approximately $500 of foreign exchange losses resulting from the translation into U.S. dollars of the Company's subsidiaries financial statements.

         During 1999, the Company intends to use the U.S. dollar as the functional currency for Teleductos.

 RECLASSIFICATIONS

         Certain amounts in the 1996 consolidated financial statements were reclassified to conform with the 1997 presentation.

CONCENTRATIONS OF CREDIT RISK

         The Company's financial instruments that are exposed to concentrations of credit risk are primarily cash and cash equivalents, restricted cash, restricted investments and accounts receivable.

         The Company places its cash and cash equivalents, restricted cash, and restricted investments with high-quality institutions. Accounts receivable are due primarily from commercial telecommunications customers. Credit is extended based on evaluation of the customer's financial condition and generally collateral is not required. Anticipated credit losses are provided for in the consolidated financial statements and have been within management's expectations.

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

 RESTRICTED CASH AND INVESTMENTS

         Restricted cash represents proceeds from the senior note offering (see
Note 3) to be used, in accordance with the terms of the related indenture agreement, primarily for the purchase of telecommunications equipment in Peru and Chile. Restricted investments are U.S. Treasury Notes that are restricted for the repayment of interest on the senior notes, and are stated at amortized cost, which approximated fair value at December 31, 1998. These investments mature at various dates through October 2000. Management designated these investments as held-to-maturity.

 TELECOMMUNICATIONS NETWORKS

         Telecommunications networks are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets. Construction, engineering, interest and labor costs directly related to the development of the Company's networks are capitalized. The Company begins depreciating these costs when the networks become commercially operational.

         Telecommunications networks consists of:

                                                                                    DECEMBER 31,                 ESTIMATED
                                                                           ------------------------------          USEFUL
                                                                              1998                 1997             LIFE
                                                                           --------              --------       -------------
Telecommunications equipment .................................             $ 15,837              $  6,547       5 to 20 years
Telecommunications equipment pending installation
and construction in progress .................................               27,635                 2,627            --
Office equipment and furniture ...............................                5,104                 1,663       3 to 7 years
                                                                           --------              --------
                                                                             48,576                10,837
Less: accumulated depreciation ...............................               (2,675)               (1,489)
                                                                           ========              ========
Implement of Long-Lived Assets ...............................             $ 45,901              $  9,348
                                                                           ========              ========

IMPAIRMENT OF LONG-LIVED ASSETS

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

 ACCRUED EXPENSES

         Accrued expenses consist of:
                                                             DECEMBER 31,
                                                        ---------------------
                                                         1998           1997
                                                        ------         ------
Telecommunication equipment ......................      $  749         $ --
Convertible debenture settlement .................        --              922
 Professional fees ...............................        --              622
 Payroll .........................................       1,214            447
 Other ...........................................        --              640
                                                        ======         ======
                                                        $1,963         $2,631
                                                        ======         ======
COMMON STOCK EXCHANGED FOR OTHER THAN CASH

         Common stock exchanged for services and as inducements to make loans have been recorded as consulting, compensation or interest expense and additional paid in capital based on the fair value of the common stock at the date of grant. Through November 1996, the grant date fair, value of the common stock was estimated by the Company's Board of Directors. After November 1996, the grant date fair value of the common stock was based on the NASDAQ trading price.

 REVENUE RECOGNITION

         Revenues from telecommunication services are recognized as services are provided.


ADVERTISING COSTS

         Advertising costs, included in selling, general and administrative expenses, are expensed as incurred and were $1,664 for 1998.

 NET LOSS PER SHARE

         The computation of net loss per share of common stock is computed by dividing net loss for the year by the weighted average number of shares outstanding during the year. The weighted average number of shares outstanding for the years ended December 31, 1998, 1997 and 1996 excludes 16.7 million, 15.6 million and 4.3 million, respectively, of antidilutive stock options and warrants.

 STOCK BASED COMPENSATION

         The Company accounts for stock-based compensation using the intrinsic value method which requires the recognition of related expense on the grant date when the exercise price of the stock option granted is less then the fair value of the underlying common stock. Additionally, the Company provides pro forma disclosure of net loss and loss per share as if the fair value based method had been applied in measuring compensation expense for stock options granted in 1998 and 1997.

         The policy of the Company has been to grant options at an exercise price equal to the estimated market value of the Company's common stock at the date of the grant, except for certain grants made in 1997 for which $882 was charged to expense. Had compensation costs for the Company's stock option grants been determined based on the fair value at the grant dates of options granted consistent with the fair value based method, the Company's loss and loss per share would have been increased to the pro forma amounts indicated below:

                                             1998             1997
                                          ----------      ---------
   Net loss .........   As Reported       $ (25,322)      $ (15,866)
   Net loss...........  Pro forma           (28,031)        (21,471)
   Net loss per share ... As Reported         (1.33)         ( 0.95)
   Net loss per share ... Pro forma           (1.47)          (1.29)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions; volatility of 90%, risk-free interest rate of 6.00%, zero dividend yield and expected lives ranging from 3 to 6 years. The weighted average fair value of stock options granted during 1997 (i) with a strike price equivalent to the grant date fair value of the underlying common stock was $2.60, and (ii) with a strike price less than the grant date fair value of the underlying common stock was $2.26. The weighted average fair value of stock options granted during 1998 was $0.81.

 INCOME TAXES

         The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

         The Company is subject to federal, state and foreign income taxes but has not incurred a liability for such taxes due to losses incurred. At December 31, 1998 the Company has net tax operating loss carryforwards of approximately $32,000 for U.S. income tax purposes and approximately $28,700 for foreign income tax purposes. These carryforwards are available to offset future taxable income, if any, and expire for U.S. income tax purposes in the years 2007 through 2018. The foreign net operating loss carryforwards related (1) to Peru, $4,400 expire in the years 2000 through 2002 and (2) to Chile, $24,300, do not expire.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax asset are presented below:
                                                        1998             1997
                                                      --------         --------
Net operating loss carryforwards .............        $ 16,153         $  8,953
Accounts receivable ..........................             469              438
Non-cash compensation ........................             372              309
                                                      --------         --------
                                                        16,994            9,700
Less: valuation allowance ....................         (16,994)          (9,700)
                                                      ========         ========
Net deferred tax asset .......................        $   --           $   --
                                                      ========         ========

Income tax expense for the years ended December 31, 1998, 1997 and 1996 differed from the amounts computed by applying the statutory income tax rate applicable to the countries in which the Company and its subsidiaries operate as a result of the following:
                                               1998          1997          1996
                                            -------       -------       -------
Computed "expected" tax benefit ......      $(7,294)      $(4,929)      $(1,020)
Increase in valuation allowance ......        7,294         4,929         1,020
                                            =======       =======       =======
                                            $   --        $   --        $   --
                                            =======       =======       =======


         The domestic and foreign components of net loss are as follows:

                                      1998              1997              1996
                                   --------          --------          --------
Domestic .................         $(18,613)         $(12,636)         $ (2,157)
Foreign ..................           (6,709)           (3,230)           (2,605)
                                   ========          ========          ========
                                   $(25,322)         $(15,866)         $ (4,762)
                                   ========          ========          ========

         The deferred tax assets have been fully offset by a valuation allowance resulting from the uncertainty surrounding the future realization of the net operating loss carryforwards.

SEGMENT REPORTING

         As an integrated communications provider, the Company has one reportable segment. Currently, the revenue of this segment is primarily derived from long distance operations. Substantially all of (i) the Company's revenue is attributable to customers in Chile and (ii) the Company's assets are located in Chile and Peru. The Company evaluates its performance based on several factors of which EBITDA (earnings before interest, taxes, depreciation and amortization) is a principal financial measure. The Company's EBITDA for the year ended December 31, 1998 in Peru, Chile and Corporate was approximately $(2,900), $(4,200) and $(1,300) respectively. Total assets for the Company's Peruvian and Chilean subsidiaries and Corporate were approximately $37,800, $32,600 and $84,400 respectively, as of December 31, 1998.

COMPREHENSIVE INCOME

         The Company did not report any comprehensive income items in any of the years presented.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the FASB issued Statement of Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the recognition of all derivatives on the Company's consolidated balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

 3.  CAPITALIZATION

         The Company has had material transactions impacting its capitalization during the past three years. The following information, in addition to the disclosures in Note 4--Related Party Transactions and Note 5--Stock Options and Warrants, describes the most significant of these transactions.

VENDOR FINANCING

         On November 11, 1998 a subsidiary of the Company entered into a financing arrangement (the "First Vendor Financing") with one of the Company's significant equipment vendors. The terms of the First Vendor Financing follow:
(i) maximum amount available $10,000 (ii) interest rate of LIBOR plus 5.5%,
(iii) the Company may draw on the facility until December 31, 2000, (iv) draws under the facility shall be repaid in 20 consecutive quarterly principal and interest payments and (v) is collateralized by the equipment being financed. As of December 31, 1998 the Company had $1,591 outstanding under the First Vendor Financing.

         On December 24, 1998 a subsidiary of the Company entered into a financing arrangement (the "Second Vendor Finanacing") with another one of the Company's significant equipment vendors. The terms of the Second Vendor Financing follow: (i) maximum amount available $10,000, (ii) interest rate of Libor plus 4%, (iii) the Company may draw on the facility until December 31, 2000, (iv) draws under the facility shall be repaid in 20 consecutive quarterly principal and interest payments beginning on March 31, 2001, (v) interest only quarterly payments shall be made for each draw from the respective date of funding through December 31, 2000 and (v) is collateralized by the equipment being financed. As of December 31, 1998 the Company had no amounts outstanding under the Second Vendor Financing.


 SENIOR NOTE OFFERING

         On October 27, 1997, the Company completed a private offering (the "Senior Note Offering") pursuant to Rule 144A and Regulation S promulgated under the U.S. Securities Act of 1933 of 150,000 Units, consisting of an aggregate of $150,000 aggregate principal amount of 14% Senior Notes due October 27, 2007 ("Senior Notes") and 5,250,000 warrants (the "Unit Warrants") to purchase 5,250,000 shares of Common Stock of the Company at an exercise price of $4.40 per share. In addition, UBS Securities LLC, the initial purchaser of the Units in the Senior Note Offering, was granted 2,250,000 warrants (the "Initial Warrants") to acquire 2,250,000 shares of Common Stock of the Company at an exercise price of $4.40 per share. The Unit Warrants are and the Initial Warrants are currently exercisable and both expire on October 27, 2007. Interest is payable semi-annually beginning on April 1, 1998.

         The fair value of the Unit Warrants which is approximately $18,500 is reflected as an original issue discount on the Senior Notes. Additionally, the Company incurred direct financing costs of approximately $14,900, including the fair value of $7,900 of the Initial Warrants, as determined by an investment bank. The original issue discount and direct financing costs are being amortized to interest expense over ten years using the level yield method with an effective interest rate of 18.9 percent. The fair value of the Unit Warrants and Initial Warrants was determined by an investment banking firm using the Black-Scholes option pricing model with the following assumptions: volatility of 90%, risk-free interest rate of 6.24%, zero dividend yield and an expected life of 10 years.

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

         During 1998, the Company used approximately $38,000 of the Senior Note proceeds to expand and operate the Company's telecommunications businesses in Peru and Chile and approximately $21,000 to make interest payments on the Senior Notes.

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

         The Convertible Debentures were issued with beneficial conversion features due to the fact that the holders could convert the debt at any time prior to the maturity at a conversion price less than the conversion date fair value of the Company's common stock. As a result, the Company recorded $810 as interest cost and additional paid in capital related to the value of the beneficial conversion feature in 1997.

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

         Such settlement, including the related loss on extinguishment of $255 classified as interest expense, has been accrued for as of December 31, 1997 and related to the following items:

Outstanding principal ................      $1,550
Accrued interest .....................         128
Redemption premiums ..................         335
Penalties ............................         587
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

 PRIVATE ISSUANCES OF COMMON STOCK

         In February 1996, the Company commenced a private offering of its common stock. The Company issued 500,000 shares of common stock and raised $1,120 through March 31, 1996, net of expenses of $80. In June 1996, the Company commenced another private offering of its common stock. The Company issued 1,439,000 shares of common stock and raised $6,400 through August 1996, net of expenses of $520.

         During September 1997, the Company's Board of Directors authorized the issuance of 850,000 shares of common stock to two officers and the Company recognized related non-cash compensation expense of $2,338.

4.  RELATED PARTY TRANSACTIONS

 TELECTRONIC S.A. AND MR. HERNAN STREETER

         During the three years ended December 31, 1998, the Company entered into certain transactions with Telectronic S.A. and its founders, Mr. George A. Cargill and Mr. Eleazar Donoso. Mr. Cargill and Mr. Donoso are both Company shareholders. Mr. Cargill has been a director of the Company since 1994.

         During the two years ended December 31, 1997, the Company entered into several transactions with Mr. Hernan Streeter. Mr. Streeter formerly served the Company as its Chief Executive Officer and its Chairman of the Board.

         As compensation for his service as a director of the Company, from 1996 to 1998, the Company granted Mr. Cargill 130,000 stock options with a weighted average exercise price of $1.41. The exercise price of such grants was equal to the grant date fair value of the underlying Common Stock.

         The Company purchased approximately $52, $77 and $172 of certain telecommunication equipment in 1998, 1997 and 1996, respectively, from Telectronic, S.A.

On July 24, 1995, Mr. Donoso received 1,425,000 shares of Common Stock (the "Donoso Shares") from the Company in exchange for his ownership interest in Hewster Servicios Intermedio S.A., a company which was acquired by the Company, in a transaction which was exempt from the registration requirements of the Securities Act pursuant to Regulation S and Section 4(2) thereof. On September 14, 1995, Mr. Donoso loaned the Donoso Shares to Laura Investments, Ltd., a company owned and controlled by Mr. Streeter.

         From September 14, 1995 to March 1996, Laura Investments, Ltd. loaned the Company an aggregate amount of $1,632. During March 1996, the Company converted the original principal amount of $1,632 plus accrued interest of $7 into 839,235 shares of Common Stock which were registered in the name of Laura Investments, Ltd. and issued in a transaction which was exempt from the registration requirements of the Securities Act pursuant to Regulation S and
Section 4(2) thereof.

         During September 1997, Laura Investments Ltd. agreed to transfer 839,235 shares of the Company's Common Stock to Mr. Donoso in an attempt to satisfy its obligations to Mr. Donoso in connection with the transfer of the Donoso Shares to Laura Investments, Ltd. which occurred on September 14, 1995. However, Mr. Donoso claimed that the Company owed him additional shares of Common Stock in consideration of the initial transaction between Mr. Donoso and Laura Investments Ltd. on September 14, 1995 (or the equivalent monetary consideration). The Company issued 300,000 shares of Common Stock to Mr. Donoso in October 1997 in settlement of all outstanding claims by Mr. Donoso against the Company. The Company recognized interest expense of $852 related to the aggregate fair value of such shares of Common Stock issued to Mr. Donoso. This transaction was exempt from the registration requirements of the Securities Act pursuant to Sections 4(2) and 4(6) thereof.

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

         As compensation for his services as a director and Chief Executive Officer of the Company, during 1996, the Company granted Mr. Streeter 125,000 stock options with an exercise price of $2.25. The exercise price of such grants was equal to the grant date fair value of the underlying Common Stock. The Company paid salaries to Mr. Streeter of $110 during 1996.

         Mr. Streeter was the founder and Chief Executive Officer of FirstCom Networks, which was acquired by the Company during 1996. Prior to its acquisition, FirstCom Networks provided approximately $237 of telecommunication services to the Company. Mr. Streeter also was the primary shareholder and General Manager of FirstCom Long Distance, which was acquired by the Company during 1997. Prior to this acquisition, the Company made sales of $162 to FirstCom Long Distance. Pursuant to provisions of the FirstCom Long Distance purchase agreement, the Company paid Mr. Streeter a consulting fee of $120 during 1998.

 MAROON BELLS CAPITAL PARTNERS ("MBCP")

         During the two years ended December 31, 1997, the Company entered into certain transactions with MBCP. Two former directors of the Company, Paul Moore and Phillip Magiera, are principals in MBCP. MBCP has provided certain consulting and financial advisory services to the Company during the past three years.

         As compensation for their services as directors of the Company, during 1996, the Company granted MBCP and its principals 600,000 stock options with a weighted average exercise price of $2.25. The exercise price of such grants was equal to the grant date fair value of the underlying Common Stock.

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

 OTHER RELATED PARTY TRANSACTIONS

         During April 1998 the Company loaned certain officers $606 related to federal and state income tax liabilities arising from shares of the Company's common stock granted to such officers during 1997. The loans (i) bear an annual interest state of 7%, (ii) are due on April 9, 2018 and (iii) are collateralized by 336,600 shares of the Company's common stock.

         The Company paid approximately $604 and $865 in legal fees in 1998 and 1997, respectively, to a law firm having a senior partner who is also a current Director of the Company.


 5.  STOCK OPTIONS AND WARRANTS

         Under the terms of the Company's stock option agreements, options have a maximum term of ten years from the date of the grant. The options vesting period varies from full vesting upon issuance of options to one forty eighth per month to the end of the option term. A summary of the Company's stock option activity is as follows:

                                              1998                           1997                            1996
                                   ---------------------------    ----------------------------    ----------------------------
                                                    WEIGHTED                        WEIGHTED                        WEIGHTED
                                                    AVERAGE                         AVERAGE                         AVERAGE
                                                    EXERCISE                        EXERCISE                        EXERCISE
                                     SHARES          PRICE           SHARES          PRICE          SHARES           PRICE
                                   ------------    -----------    -------------    -----------    ------------     -----------
Outstanding at beginning
of year ...............              7,295,000          $2.73        3,625,000          $2.31       1,565,000           $2.03
  Granted ................           1,558,334           1.61        3,670,000           3.15       2,060,000            2.52
  Exercised ..............                  --             --               --             --              --              --
  Cancelled ..............           (505,750)           1.38               --             --              --              --
                                   ------------    -----------    -------------    -----------    ------------     -----------
Outstanding at
    end of year ...........          8,347,584          $2.55        7,295,000          $2.73       3,625,000           $2.31
                                   ============    ===========    =============    ===========    ============     ===========
Options exercisable
    at year-end ...........          6,335,918          $2.54        4,970,365          $2.50       2,754,734           $2.54
                                   ============    ===========    =============    ===========    ============     ===========

         The following table summarizes information about stock options outstanding at December 31, 1998:

                                    OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
                     ---------------------------------------------------   --------------------------------------------------
                                                            WEIGHTED
                                          WEIGHTED          AVERAGE                            WEIGHTED
                                          AVERAGE          REMAINING                            AVERAGE
    EXERCISE             NUMBER           EXERCISE        CONTRACTUAL          NUMBER          EXERCISE          EXERCISE
      PRICE            OUTSTANDING         PRICE              LIFE          EXERCISABLE          PRICE            PRICE
------------------   ----------------   -------------    ---------------   ---------------    ------------    ---------------
     $ 1.01                  225,000           $1.01           10                 225,000           $1.01         $ 1.01
  1.27 to 1.96             2,159,250            1.73           8                1,270,917            1.85      1.27 to 1.96
  2.00 to 2.42             3,080,000            2.21           8                2,450,000            2.21      2.00 to 2.42
  2.50 to 3.00             1,583,334            2.72           7                1,523,334            2.71      2.50 to 3.00
  4.00 to 4.40             1,100,000            4.36           9                  766,667            4.35      4.00 to 4.40
  6.00 to 8.00               200,000            7.00           9                  100,000            6.00      6.00 to 8.00
                           ---------                                            ---------
                           8,347,584                                            6,335,918
                           =========                                            =========

         Included in the preceding table are 1,350,000 stock options, of which 1,066,667 are exercisable at December 31, 1998, with an exercise price of $2.13 and a weighted average remaining contractual life of 9 years. The exercise price of such stock options was less than the grant date fair value of the underlying Common Stock.

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

Including the Initial and Note Warrants described in Capitalization above, the following is a summary of warrants granted by the Company:

                                                            1998                         1997                         1996
                                                  ----------------------        ----------------------        ----------------------
                                                   WEIGHTED                      WEIGHTED                       WEIGHTED
                                                   AVERAGE                        AVERAGE                        AVERAGE
                                                   EXERCISE                      EXERCISE                       EXERCISE
                                                    SHARES         PRICE         SHARES          PRICE           SHARES        PRICE
                                                  ---------        -----        ---------        -----          -------        -----
Outstanding at beginning of year .........        8,395,171        $4.24          680,171        $2.97          680,171        $2.97
  Granted ................................             --           --          7,715,000         4.35             --           --
  Exercised ..............................             --           --               --           --               --           --
  Cancelled ..............................             --           --               --           --               --           --
  Outstanding at end of year .............        8,395,171        $4.24        8,395,171        $4.24          680,171        $2.97
                                                  =========        =====        =========        =====        =========        =====
  Options exercisable at year-end ........        8,395,171        $4.24          895,171        $2.80          680,171        $2.97
                                                  =========        =====        =========        =====        =========        =====

         These warrants resulted from the Company's financing activities from 1994 to 1997. The weighted average grant date fair value of warrants granted during 1997 was $3.52.

6.  COMMITMENTS AND CONTINGENCIES

         One of the Company's subsidiaries entered into an operating agreement in 1993 with Metro S.A. to install and operate the Company's optical fiber telecommunication network in the tunnels, conduits and stations of lines 1 and 2 of the Santiago subway system. The Company has given Metro S.A. a $50 performance bond relating to these leases. The monthly lease rental is equivalent to 15% of the net monthly invoicing of the company for services rendered in the metropolitan region of Chile, subject to minimum amounts. The lease expires in the year 2003. Under the agreement, the Company is obligated to provide certain telecommunications services to Metro, S.A.

         The following summarizes future minimum payments under non-cancelable operating lease agreements at December 31, 1998:


  1999 ..............       $1,300
  2000...............        1,371
  2001 ..............        1,261
  2002 ..............        1,256
  2003 and 2004 .........    1,088
                            ------
                            $6,276
                            ======

         Rental expense under operating leases was $1,095, $961and $508 for the years ended December 31, 1998, 1997 and 1996, respectively.

         In September 1997, the Company entered into an employment and severance agreement (the "Northland Agreement") with Patricio E. Northland, President, Chief Executive Officer and Chairman of the Board of Directors of the Company, which replaced his former employment agreement with the Company. The Northland Agreement has a term of three years unless terminated earlier for cause, death or disability, and provides for an initial annual base salary of $350,000, subject to an increase of $50,000 in each of the second and third year of the agreement. In addition, Mr. Northland was granted non-qualified stock options to purchase 300,000 shares of the Company's Common Stock in the following manner:
100,000 shares which vest on the date of employment at an exercise price of $4.00 per share; 100,000 shares which vest one year thereafter at an exercise price of $6.00 per share; and 100,000 shares which vest two years after the date of employment at an exercise price of $8.00 per share. In consideration of Mr. Northland's agreement to terminate his former employment agreement with the Company, which would have provided for a substantial bonus to Mr. Northland upon consummation of the Offering, the Company agreed to pay Mr. Northland a performance bonus of $250,000 and vest all of his existing options to acquire 1,000,000 shares of Common Stock granted under his prior employment agreement. As a result of this transaction, the Company recognized compensation expense of $250 related to the performance bonus. The strike price of the vested options was equivalent to the fair value of the underlying Common Stock on the date of the Northland Agreement.

         During May 1997, the Company entered into an employment and severance agreement (the "Geib Agreement") with Douglas G. Geib II, Chief Financial Officer of the Company. The Geib Agreement has a term of three years unless terminated earlier for cause, death or disability, and provides for an annual salary of $250,000. In addition to the base salary, the Geib Agreement provides for a primary performance award based upon business criteria which is designed to enhance shareholder value during each year up to a maximum of 100 percent of the base salary payable thereunder. Mr. Geib was also granted non-qualified stock options to purchase 500,000 shares of the Company's Common Stock at an exercise price of $2.42 per share. One-third of such options became exercisable on date of employment, and the remainder vest in equal annual installments over the first two years of Mr. Geib's three-year employment period.

                                 EXHIBIT INDEX

EXHIBIT          DESCRIPTION
-------          -----------
 27              Financial Data Schedule