Form 10KSB/A
period 1998-12-31
FIRSTCOM CORP
filed 1999-05-13
CIK 850629

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB/A


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


         The aggregate market value at May 12, 1999 of the Registrant's shares of Common Stock, $.001 par value (based upon the closing price of $7.13 per share of such shares on the NASDAQ SmallCap Market), held by non-affiliates of the Registrant was approximately $119,000,000. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

         At May 7, 1999, there were outstanding 19,259,300 shares of the Registrant's Common Stock.


         Transitional Small Business Disclosure Format (check one): Yes[]  No[X]

                       DOCUMENTS INCORPORATED BY REFERENCE

                                EXPLANATORY NOTE

         The Registrant hereby amends and restates in its entirety the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998 in order to correct a typographical error in PricewaterhouseCoopers audit report.

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

                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Coral Gables, Florida on the 13TH the day of May, 1999.


                              FIRSTCOM CORPORATION
                              By:/S/ PATRICIO E.  NORTHLAND
                                  Patricio E.  Northland
                                  PRESIDENT AND CHIEF EXECUTIVE OFFICER

                NAME                                       TITLE                               DATE
-------------------------------------    -------------------------------------------    --------------------

/S/ PATRICIO E. NORTHLAND                Chairman of the Board, Director                May 13, 1999
-------------------------------------
Patricio E. Northland                    President and Chief Executive Officer
                                         (PRINCIPAL EXECUTIVE OFFICER)

/S/ DOUGLAS G. GEIB*                     Chief Financial Officer and                    May 13, 1999
-------------------------------------
Douglas G. Geib II                       Director (PRINCIPAL FINANCIAL
                                         AND ACCOUNTING OFFICER)

/S/ DAVID C. KLEINMAN*                   Director                                       May 13, 1999
-------------------------------------
David C. Kleinman

/S/ GEORGE A. CARGILL*                   Director                                       May 13, 1999
-------------------------------------
George A. Cargill

/S/ ANDREW HULSH*                        Director                                       May 13, 1999
-------------------------------------
Andrew Hulsh


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



Miami, Florida March 2, 1998, except as
  to restatement described above
  which is as of August 6, 1998

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