Form 10QSB
period 1999-03-31
FIRSTCOM CORP
filed 1999-05-17
CIK 850629

FORM 10QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


   (Mark One)

       [x]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
              PERIOD ENDED March 31, 1999

                                       OR

       [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
              PERIOD FROM __________________  TO __________________

                         Commission file number 0-25194


                             FIRSTCOM CORPORATION
               (Exact name of registrant as specified in charter)

                      TEXAS                         87-0464860
             (State of Incorporation)      (IRS Employee Identification)

            220 ALHAMBRA CIRCLE, SUITE 910
               CORAL GABLES, FLORIDA                   33134
      (Address of principal executive offices)       (Zip Code)

                         Registrant's telephone number:
                                 (305) 448-4422

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

                          Yes [x]     No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 14, 1999 - 19,494,300

                 NOTE: Page 1 of  19 sequentially numbered pages.

                    FIRSTCOM CORPORATION

                                      INDEX

PART I  FINANCIAL INFORMATION

  Item 1.  Condensed Consolidated Financial Statements
           (unaudited)

           Condensed Consolidated Balance Sheets - as of
           March 31, 1999 (unaudited)and December 31, 1998               3

           Condensed Consolidated Statements of Operations -
           Three Months Ended March 31, 1999 and 1998
           (unaudited)                                                   4

           Condensed Consolidated Statement of Stockholders'
           Equity - Three Months Ended March 31, 1999
           (unaudited)                                                   5

           Condensed Consolidated Statement of Cash Flows -
           Three Months Ended March 31, 1999
           (unaudited)                                                   6

           Notes to Condensed Consolidated Financial Statements
           (unaudited)                                                   7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results Of Operations                           9

PART II  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                              17

  Signatures                                                             18

  Exhibit Index                                                          19

PART I FINANCIAL INFORMATION


                                   FIRSTCOM CORPORATION

                          CONDENSED CONSOLIDATED BALANCE SHEETS
                      (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)

                                                      03/31/99         12/31/98
                                                      ---------       ---------
                                                     (UNAUDITED)
    ASSETS
Current assets:
  Cash and cash equivalents ....................      $   3,174       $   8,892
  Restricted cash ..............................          8,028          22,599
  Restricted investments .......................         19,941          19,670
  Accounts receivable,net ......................          7,902           6,935
  Prepaid expenses and other current assets ....          1,188             624
                                                      ---------       ---------
          Total current assets .................         40,233          58,720
Restricted investments .........................         20,292          20,021
Telecommunications networks, net ...............         78,454          45,901
Intangible assets, net .........................         15,373          15,765
Deferred financing costs and other .............         15,080          14,437
                                                      ---------       ---------
          Total assets .........................      $ 169,432       $ 154,844
                                                      =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .............................      $  11,098       $   8,238
  Vedor Financing,current ......................            193             254
  Bank debt ....................................          2,208              --
  Promissory notes .............................          6,461              --
  Accrued interest .............................          8,925           3,695
  Other accrued expenses .......................            759           1,963
  Lease obligations, current ...................            130             136
  Other current liabilities ....................          1,154             471
                                                      ---------       ---------
          Total current liabilities ............         30,928          14,757
Senior notes, net ..............................        132,538         132,338
Vendor Financing ...............................          1,576           1,337
Bank debt ......................................          3,143              --
Lease obligations, less current portion ........            190             238
                                                      ---------       ---------
          Total liabilities ....................        168,375         148,670
                                                      ---------       ---------
Minority Interest ..............................          1,846              --

Commitments and contingencies ..................             --              --

Stockholders' equity
  Preferred stock, $.001 par value,
     authorized 10,000,000
     shares, none issued
  Common stock, $.001 par value,
     authorized 50,000,000
     shares, issued and outstanding
     19,189,786 and 19,084,300
     as of  March 31, 1999 and December 31,
     1998, respectively.........................             19              19
  Additional paid in capital ...................         31,923          31,737
  Warrants .....................................         26,737          26,737
  Accumulated deficit ..........................        (58,624)        (51,475)
  Cumulative translation adjustments ...........           (238)           (238)
                                                      ---------       ---------
                                                           (183)          6,780
  Shareholder loans ............................           (606)           (606)
                                                      ---------       ---------
          Total stockholders' equity ...........           (789)          6,174
                                                      ---------       ---------
          Total liabilities and
            stockholders' equity ...............      $ 169,432       $ 154,844
                                                      =========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              FIRSTCOM CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)

                                                      THREE MONTHS ENDED
                                                            MARCH 31,
                                                 ------------      ------------
                                                    1999                1998
                                                 ------------      ------------
                                                 (UNAUDITED)        (UNAUDITED)
Revenues
  Long Distance ............................     $      7,188      $      2,927
  Internet .......................... ......              666                --
  Data .....................................            1,516               153
  Other ....................................               75               247
                                                 ------------      ------------
                                                        9,445             3,327

Operating expenses:
  Cost of revenues .........................            7,191             2,609
  Selling, general and administrative ......            4,427             1,831
  Depreciation and amortization ............              893               523
                                                 ------------      ------------
Loss from operations .......................           (3,066)           (1,636)
                                                 ------------      ------------
Interest expense ...........................           (4,504)           (5,403)
Interest income and other ..................              421             1,761
                                                 ------------      ------------

Net loss ...................................     $     (7,149)     $     (5,278)
                                                 ============      ============

Net basic and diluted loss per share .......     $      (0.37)     $      (0.28)
                                                 ============      ============
Weighted average common shares
outstanding ................................       19,115,555        19,084,300
                                                 ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              FIRSTCOM CORPORATION

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)

                                      COMMON STOCK        ADDITIONAL     ACCRUED                  CUMULATIVE
                                -----------------------    PAID-IN    DISTRIBUTIONS ACCUMULATED   TRANSLATION  SHAREHOLDER
                                    SHARES      AMOUNTS    CAPITAL     AND WARRANT    DEFICIT     ADJUSTMENT      LOANS       TOTAL
                               -------------    --------  ----------  ------------- -----------   -----------  -----------   ------
Balances at December 31, 1998     19,084,300          19      31,737       26,737     (51,475)         (238)     (606)       6,174
Exercise of stock options
  (unaudited)                         75,000          --          19           --          --            --        --           19
Stock option grants (unaudited)           --          --          82           --          --            --        --           82
Common Stock issued (unaudited)       30,496          --          85           --          --            --        --           85
Net loss (unaudited)                      --          --          --           --      (7,149)           --        --       (7,149)
                                  ----------  ----------  ----------   ----------   ---------     ---------    ------      -------
Balances at March 31, 1999
(unaudited)                       19,189,796  $       19  $   31,923   $   26,737   $ (58,624)    $    (238)   $ (606)     $  (789)
                                  ==========  ==========  ==========   ==========   =========     =========    ======      =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                FIRSTCOM  CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)

                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                          1999          1998
                                                      -----------   ----------
                                                      (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ........................................     $ (7,149)     $ (5,278)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization expense .........          893           523
    Amortization of deferred financing costs and
      original issue discounts ....................          357           297
    Accretion of discount on restricted
      Investments .................................         (542)         (206)
    Capitalized interest related to network .......       (1,532)         (206)
      Construction
   Stock options issued and exercised .............          101            --
    Changes in assets and liabilities:
      Accounts receivable .........................         (152)         (164)
      Prepaid expenses and other current assets ...         (518)          534
      Other assets ................................          159           (31)
      Accounts payable and accrued expenses .......        4,420         2,678
      Due to related parties ......................           --          (263)
      Other current liabilities ...................          540           122
                                                        --------      --------
         Cash used in operating activities ........       (3,423)       (1,788)
                                                        --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of telecommunications network ..........      (12,072)       (5,762)
  Use of restricted cash ..........................       14,572         5,713
  Acquisition of Teleductos, net ..................       (4,936)           --
                                                        --------      --------
          Cash used in investing activities .......       (2,436)          (49)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Vendor debt .....................................          178            --
  Payments under leasing obligations ..............          (37)         (121)
                                                        --------      --------
         Cash provided by financing activities, net          141         1,671
                                                        --------      --------
Net decrease in cash and cash
  equivalents .....................................       (5,718)       (3,508)
Cash and cash equivalents, beginning of period ....        8,892        14,936
                                                        --------      --------
Cash and cash equivalents end of period ...........     $  3,174      $ 11,428
                                                        ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(THOUSANDS OF DOLLARS)

BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements included herein have been prepared by FirstCom Corporation (the "Company"). The foregoing statements contain all adjustments, consisting only of normal recurring adjustments which are, in the opinion of the Company's management, necessary to present fairly the consolidated financial position of the Company as of March 31, 1999 and the consolidated results of its operations and its consolidated cash flows for the three month periods ended March 31, 1999 and 1998.

     Certain information and footnote disclosure normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the instructions, rules and regulations prescribed by the Securities and Exchange Commission ("the Commission"). Although the Company believes the disclosures provided are adequate to make the information presented not misleading, it strongly recommends that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

         Telecommunications networks consists of:

                                                                                       ESTIMATED
                                                            MARCH 31,  DECEMBER 31,      USEFUL
                                                             1999         1998            LIFE
                                                          -----------   -----------  ---------------
Telecommunications equipment ........................     $    44,901   $    15,837   10 to 20 years
Telecommunications equipment pending installation and
construction in progress ............................          29,765        27,635               --
Office equipment, furniture and vehicles ............           6,851         5,104           3 to 7
                                                          -----------   -----------
                                                               81,517        48,576
Less: accumulated depreciation ......................          (3,063)       (2,675)
                                                          -----------   -----------
                                                          $    78,454   $    45,901
                                                          ===========   ===========

 .

NOTE 2- ACQUISITION OF TELEDUCTOS

         On February 2, 1999, the Company acquired 76% of Teleductos' (now known as FirstCom Colombia) outstanding stock for approximately $6,000 million in cash, $7,000 in short-term promissory notes, a $2,000 stock subscription payable on February 8, 2000 and 100,000 shares of the Company's common stock. The promissory notes bear interest at 5% per annum and mature at various dates through February 2000.

          The allocation of the purchase price is preliminary, pending finalization of appraisals and other estimates.

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

OVERVIEW

The Company's strategy is to (i) build facilities based fiber optic and digital switching intelligent networks; (ii) develop strategic relationships with technology network vendors and developers of Internet-based software; and (iii) provide end-to-end network solutions to business customers in key Latin American business centers.

     Today, the Company is operating state-of-the-art fiber optic ATM/IP networks in Santiago, Chile and Lima, Peru, and as a result of the Company's February 1999 acquisition of Teleductos, S.A. the Company currently has operations in Bogota, Cali and Cartagena Colombia. ATM is an information transfer standard that is one of a general class of packet technologies. ATM can be used by many different information systems, including local area networks to deliver traffic at varying rates, permitting a mix of voice, data, video and multimedia. The fiber optic cable installed in (i) Santiago, runs through the downtown business district and the outlying industrial and airport corridor,
(ii) Lima, runs through the major commercial and industrial districts of Lima, and the port city of Callao and (iii) Bogota, runs through the major commercial and industrial districts of Bogota. A summary of key metrics as of March 31, 1999 follows:

        AS OF MARCH 31, 1999 (UNAUDITED)

                                           CHILE      PERU     COLOMBIA   CORPORATE    TOTAL
                                           -----      ----     --------   ---------    -----
NETWORK INSTALLATION
          Route Kilometers ..........        156        711        499                 1,366
          Fiber Kilometers ..........      2,604     24,118     11,335                38,057
          ATM Nodes Installed .......          5         22          5                    32
          Buildings Wired ...........         38         49        630                   717
          Long Distance Switches ....          3         --         --                     3
          Teleports .................          1         --         --                     1
OPERATING INDICATORS
          Employees .................        211        194         88          9        502
          Ports Installed ...........        492         80      1,510                 2,082
          Customers:
            Dedicated Internet Access        162         45         --                   207
            Dial-Up Internet Access .      3,491         --         --                 3,491
            Data Transmission .......        118         37        147                   302

        In Chile the Company operates through four wholly owned subsidiaries, FirstCom Networks S.A., FirstCom Long Distance S.A., FirstCom Internet S.A. (formerly known as Red de Computadores S.A.), which was acquired by the Company during October 1998 and FirstCom Telephony S.A. (FirstCom Networks, FirstCom Long distance, FirstCom Internet and FirstCom Telephony are collectively referred to herein as "FirstCom Chile"). Although, separate legal entities, the Company operates its Chilean subsidiaries as one functional entity, providing seamless service delivery of integrated telecommunication solutions to its Chilean customers.

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

        In Peru, the Company operates through a wholly owned subsidiary, FirstCom Peru S.A. "FirstCom Peru") (formerly known as Resetel S.A.) Given the substantial completion of its fiber optic network as of March 1999, FirstCom Peru began providing multinational, national and local businesses a broad array of high quality data, video and voice communication services, including LAN interconnection, frame relay, remote terminal access and dedicated channels for access to the Internet, on a private line basis. As a result of the accelerated liberalization of Peru's telecommunications markets and expiration of Telefonica de Peru's exclusive concession to provide public switched local and long distance telephony services effective August 1, 1998, FirstCom Peru applied for and has been granted concessions to provide international and domestic public switched long distance voice services in Peru and public switched local voice services. FirstCom Peru intends to aggressively expand its existing service offerings to provide long distance public switched telephony by mid-1999.

        In February 1999, the Company acquired 76% of FirstCom Colombia (formerly known Teleductos S.A.), a company operating in the Colombian cities of Bogota, Cali and Cartagena. FirstCom Colombia S.A. provides over 140 multinational, national and local businesses a broad array of high quality data communication services, including LAN to LAN interconnection, frame relay, and dedicated channels for access to local information warehouses (i.e. the Bogota stock exchange), on a private line basis.

 RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

        REVENUES. Consistent with 1998, during the first three months of 1999 the majority of the Company's revenues were derived primarily from its operations in Chile. However, as a result of the acquisitions of FirstCom Internet, FirstCom Colombia and the substantial completion of the ATM/IP networks in Chile and Peru long distance revenues dropped from 92% of total revenues for the three months ended March 31, 1998 to 77% of total revenues for the three months ended March 31, 1999. The Company expects revenues to increase over the next few years due to the expansion of its operations in Peru, Chile and Colombia.

        The Company's revenues were $9,445,000 for the three months ended March 31, 1999 as compared to $3,327,000 for the three months ended March 31, 1998. Long distance revenues increased from $2,927,000 for the three months ended March 31, 1998 to $7,188,000 for the three months ended March 31, 1999. These revenues were generated through the sale of approximately 26.6 million and 9.2 million minutes for the three months ending March 31, 1999 and 1998, respectively, resulting in an average revenue per minute of approximately $0.27 and $0.31, respectively. The increased long distance revenue was driven by the marketing and promotional campaigns that started in mid-1998 and have continued to date. The decrease in the revenue per minute is due to an increased mix of domestic long distance traffic. Internet service revenue of $666,000 earned during the three months ended March 31, 1999 was generated by FirstCom Internet S.A. in Chile. Data service revenue increased from $153,000 for the three months ended March 31, 1998 to $1,516,000 for the three months ended March 31, 1999 as a result of the February 1999 FirstCom Colombia acquisition and the initiation of data services over the Company's ATM/IP network in Chile.

        COST OF REVENUES. Cost of revenues include both the cost of services provided and the cost of equipment sold. For the three months ended March 31, 1999 cost of revenues relate principally to long distance services and include access charges paid to local exchange carriers and transmission payments to other carriers. Cost of revenues also include payments for rights of way related to the Company's fiber optic networks.

         The Company's cost of revenues was $7,191,000 for the three months ended March 31, 1999 as compared to $2,609,000 for the three months ended March 31, 1998. This increase was primarily attributable to increased long distance revenues.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist principally of salaries, wages and related liabilities, advertising and marketing costs, professional fees related to legal, recruiting and accounting, and travel. The Company expects selling, general and administrative expenses to increase over time as it continues to expand its operations.

        The Company's selling, general and administrative expenses were $4,427,000 for the three months ended March 31, 1999 as compared to $1,831,000 for the three months ended March 31, 1998. This increase was primarily attributable to the hiring of additional personnel related to the growth of the Peruvian and Chilean operations, the acquisition of FirstCom Colombia and FirstCom Internet and increased marketing efforts in Chile. At March 31, 1999 the Company had approximately 500 employees compared to 150 at March 31, 1998.

        DEPRECIATION AND AMORTIZATION. The Company depreciates its telecommunications networks and intangible assets on a straight line basis over their estimated useful lives. The Company believes that depreciation and amortization expense will continue to increase with the expansion of its operations.

        The Company's depreciation and amortization was $893,000 for the three months ended March 31, 1999 as compared to $523,000 for the three months ended March 31, 1998. This increase was primarily attributable to continued investment in the Company's telecommunications networks..

        INTEREST EXPENSE. The Company currently incurs interest expense on the outstanding Senior Notes (as defined below), capital leases and vendor financing. Interest expense has been reduced for amounts capitalized related to the Company's construction of its fiber optic networks. Interest costs reported with respect to the Company's New Notes include amortization of (i) deferred financing costs and (ii) original issue discount related to detachable warrants.

        The Company's interest expense was $4,504,000 for the three months ended March 31, 1999 as compared to $5,403,000 for the three months ended March 31, 1998. This decrease was primarily due to increased capitalization of interest costs in connection with the Company's construction of its fiber optic network in Lima, Peru from $206,000 for the three months ended March 31, 1998 to 1,532,000 for the three months ended March 31, 1999.

        INTEREST INCOME AND OTHER. The Company currently earns interest income on cash and cash equivalents, restricted cash, and restricted investments.

        The Company's interest income and other was $421,000 for the three months ended March 31, 1999 as compared to $1,761,000 for the three months ended March 31, 1998. This decrease was primarily attributable to a reduction in restricted cash and investments.

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

LIQUIDITY AND CAPITAL RESOURCES

        On October 27, 1997, the Company consummated a private offering (the "Senior Note Offering") of 150,000 Units consisting of an aggregate of $150.0 million aggregate principal amount of 14% Senior Notes due October 27, 2007 (the "Senior Notes") and 5,250,000 Unit Warrants to purchase 5,250,000 shares of Common Stock of the Company at an exercise price of $4.40 per share. In addition, UBS Securities LLC, the initial purchaser of the Units in the Senior Note Offering, was granted 2,250,000 warrants to acquire 2,250,000 shares of Common Stock of the Company at an exercise price of $4.40 per share.

        Approximately $57 million of the proceeds were invested in an escrow fund (referred to herein on the Company's balance sheet as "Restricted Investments") for payment of interest on the Senior Notes through October 27, 2000. Under certain circumstances, Restricted Investments may be used for repayment of principal of the Senior Notes. Restricted investments will be reduced by $10.5 million on each of April 27 and October 27 during 1998, 1999 and 2000 to pay interest on the Senior Notes. Approximately $62 million of the proceeds were deposited in an account controlled by a trustee (referred to on the

Company's balance sheet as "Restricted Cash") for payment of Permitted Expenditures, as defined in the Indenture Agreement between the Company and State Street Bank, as Trustee (the "Indenture").

        The ability of the Company to make scheduled payments with respect to its indebtedness, including interest on the Senior Notes after October 27, 2000, will depend upon, among other things, (i) its ability to implement its business plan, and to expand its operations and to successfully develop its customer base in its target markets, (ii) the ability of the Company's subsidiaries to remit cash to the Company in a timely manner and (iii) the future operating performance of the Company and its subsidiaries. Each of these factors is, to a large extent, subject to economic, financial, competitive, regulatory and other factors, many of which are beyond the Company's control. The Company expects that it will continue to generate cash losses for the foreseeable future. The Company has deposited cash in escrow funds representing interest payments with respect to the Senior Notes through October 2000. However, no assurance can be given that the Company will be successful in developing and maintaining a level of cash flow from operations sufficient to permit it to pay the principal of, and the interest on the Senior Notes after such time, or with respect to its other indebtedness. If the Company is unable to generate sufficient cash flow from operations to service its indebtedness, including the Senior Notes, it may have to modify its growth plans, restructure or refinance its indebtedness or seek additional capital. There can be no assurance that (i) any of these strategies can be effected on satisfactory terms, if at all, in light of the Company's high leverage or (ii) any such strategy would yield sufficient proceeds to service the Company's indebtedness, including the Senior Notes. Any failure by the Company to satisfy its obligations with respect to the Senior Notes at maturity or prior thereto would constitute a default under the indenture and could cause a default under other agreements governing current or future indebtedness of the Company.

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

         On November 11, 1998 a subsidiary of the Company entered into a financing arrangement (the "First Vendor Financing") with one of the Company's significant equipment vendors. The terms of the First Vendor Financing are as follows: (i) maximum amount available $10,000,000 (ii) interest rate of LIBOR plus 5.5%, (iii) the Company may draw on the facility until December 31, 2000,
(iv) draws under the facility shall be repaid in 20 consecutive quarterly principal and interest payments, (v) the First Vendor Financing is collateralized by the equipment being financed. As of March 31, 1999 the Company had $1,770,000 outstanding under the First Vendor Financing.

         On December 24, 1998 a subsidiary of the Company entered into a financing arrangement (the "Second Vendor Finanacing") with another one of the Company's significant equipment vendors. The terms of the Second Vendor Financing are as follows: (i) maximum amount available $10,000,000 (ii) interest rate of Libor plus 4%, (iii) the Company may draw on the facility until December 31, 2000, (iv) draws under the facility shall be repaid in 20 consecutive quarterly principal and interest payments beginning on March 31, 2001, (v) interest only quarterly payments shall be made for each draw from the respective date of funding through December 31, 2000, (vi) the Second Vendor Financing will be collateralized by the equipment being financed. As of March 31, 1999 the Company had no amounts outstanding under the Second Vendor Financing.

        To accelerate its growth rate and to finance the launch or build-out of additional markets, the Company will consider obtaining financing from various sources, including additional vendor financing provided by equipment suppliers, project financing from commercial banks and international agencies, bank lines of credit and the sale of equity and debt securities. To the extent that the Company or any of its subsidiaries issues debt, its leverage and debt service obligations will increase. There can be no assurance that the Company will be able to raise such capital on satisfactory terms, if at all. In addition, the Indenture related to the Senior Notes limits the ability of the Company and its subsidiaries to incur additional indebtedness.

        As part of its business strategy, the Company intends to continue to evaluate potential acquisitions, joint ventures and strategic alliances in companies that own existing networks or companies that provide services that complement the Company's existing businesses. The Company continues to consider potential acquisitions from time to time. New sources of capital such as credit facilities and other borrowings, and additional debt and equity issuances, will be necessary be used to fund any material acquisitions and similar strategic investments.

        Net cash used in operating activities for the three months ended March 31, 1999 was $3,422,000. This amount represented cash used to fund the Company's net loss for the period offset by an increase in accrued interest payable.

        Net cash used in investing activities for the three months ended March 31, 1999 was $2,436,000. This amount primarily represented the Company's continued build-out of its fiber-optic network in Peru and the Feruary 1999 acquisition of FirstCom Colombia offset by the use of restricted cash to fund such items. The growth of the Company's fiber networks was evidenced as route kilometers and fiber kilometers increased from approximately 820km and 25,500km, respectively as of December 31, 1998 to approximately 1,400km and 38,100km, respectively, as of March 31, 1999.

        Net cash provided by financing activities for the three months ended March 31, 1999 was $141,000. This amount principally represented proceeds from the Company's credit facilities with equipment vendors. As of March 31, 1999 the Company had approximately $18,200,000 available under credit facilities with equipment vendors.

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

         The Company's Year 2000 Program (the "Program") consists of the following phases:

(i) Preliminary Assessment - During this phase the Company will inventory all existing hardware and software and assess Year 2000 compliance. This assessment is based on documented representations from vendors and Company personnel and third party consultants for Company developed software. As of March 31, 1999 approximately 95% of this phase was completed.

(ii) Action Definition - For items identified as requiring an upgrade, replacement or other action to achieve Year 2000 compliance, a detailed action plan, including estimated completion times and corrective steps, is developed. As of March 31, 1999, approximately 85% of this phase was completed.

(iii) Execution - During this phase the action steps as defined in phase (ii) are performed. Any additional action items identified are prioritized and added to the action plan. As of Mar ch 31, 1999, approximately 75% of this phase was completed.

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

        The Company believes that its critical systems should be Year 2000 compliant before January 1, 2000. Having identified the mission-critical systems of the company and its key suppliers, and the associated risks of failure to ensure that those systems are Year 2000 ready, the Company is in the process of devising contingency plans which will be implemented in the event any such systems is not be Year 2000 compliant in a timely manner. Additionally, to the extent the networks and systems of other carriers are adversely impacted by the Year 2000 problem, the ability of the Company to service its customers may be adversely impacted.

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

                                     PART II

                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits listed below are filed as part of this Report.

     EXHIBIT                        DESCRIPTION
     -------                        -----------
      27                            Financial Data Schedule for the three months
                                    ended March 31, 1999

(b) Reports on Form 8-K

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf be the undersigned, thereunto duly authorized.

FIRSTCOM CORPORATION

/s/ PATRICIO E. NORTHLAND                                          5/17/99
-------------------------                                          -------
    Patricio E. Northland                                          Date
    Chairman of the Board,
    President, and Chief Executive Officer
    (Principal Executive Officer)

/s/ DOUGLAS G. GEIB II                                             5/17/99
-------------------------                                          -------
    Douglas G. Geib II                                             Date
    Chief Financial Officer
    (Principal Financial Officer)

                                  EXHIBIT INDEX

     EXHIBIT                        DESCRIPTION
     -------                        -----------
      27                            Financial Data Schedule for the three months
                                    ended March 31, 1999