Form 10QSB
period 1999-06-30
FIRSTCOM CORP
filed 1999-08-16
CIK 850629

FORM 10QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


   (Mark One)

       [x]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
              PERIOD ENDED June 30, 1999

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

                          Yes [x]     No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 13, 1999 - 22,595,777

                 NOTE: Page 1 of  19 sequentially numbered pages.

                    FIRSTCOM CORPORATION

                                      INDEX

PART I  FINANCIAL INFORMATION

  Item 1.  Condensed Consolidated Financial Statements
           (unaudited)

           Condensed Consolidated Balance Sheets - as of
           June 30, 1999 (unaudited)and December 31, 1998                    3

           Condensed Consolidated Statements of Operations -
           Six Months and Three Months Ended June 30, 1999 and 1998
           (unaudited)                                                       4

           Condensed Consolidated Statement of Stockholders'
           Equity - Six Months Ended June 30, 1999
           (unaudited)                                                       5

           Condensed Consolidated Statement of Cash Flows -
           Six Months Ended June 30, 1999
           (unaudited)                                                       6

           Notes to Condensed Consolidated Financial Statements
           (unaudited)                                                       7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results Of Operations                               9

PART II  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                 17

  Signatures                                                                18

  Exhibit Index                                                             19

PART I FINANCIAL INFORMATION

                                   FIRSTCOM CORPORATION

                          CONDENSED CONSOLIDATED BALANCE SHEETS
                      (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)

                                                      06/30/99         12/31/98
                                                      ---------       ---------
                                                     (UNAUDITED)
    ASSETS
Current assets:
  Cash and cash equivalents ....................      $  13,985       $   8,892
  Restricted cash ..............................          1,166          22,599
  Restricted investments .......................         18,908          19,670
  Accounts receivable, net ......................        10,300           6,935
  Prepaid expenses and other current assets ....          1,662             624
                                                      ---------       ---------
          Total current assets .................         46,021          58,720
Restricted investments .........................         11,293          20,021
Telecommunications networks, net ...............         83,055          45,901
Intangible assets, net .........................         15,410          15,765
Deferred financing costs and other .............         15,086          14,437
                                                      ---------       ---------
          Total assets .........................      $ 170,865       $ 154,844
                                                      =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .............................      $  15,717       $   8,238
  Vedor Financing,current ......................            398             254
  Bank debt ....................................          1,624              --
  Promissory notes .............................          4,661              --
  Accrued interest .............................          3,750           3,695
  Other accrued expenses .......................            561           1,963
  Lease obligations, current ...................            110             136
  Other current liabilities ....................          2,146             471
                                                      ---------       ---------
          Total current liabilities ............         28,967          14,757
Senior notes, net ..............................        132,747         132,338
Vendor Financing ...............................          1,750           1,337
Bank debt ......................................          2,156              --
Lease obligations, less current portion ........            164             238
Other liabilities                                           169             --
                                                      ---------       ---------
          Total liabilities ....................        165,953         148,670
                                                      ---------       ---------
Minority Interest ..............................          1,397              --

Commitments and contingencies ..................             --              --

Stockholders' equity
  Preferred stock, $.001 par value,
     authorized 10,000,000
     shares, 1,250,000 issued
     and outstanding as of June
      30, 1999                                                1              --
  Common stock, $.001 par value,
     authorized 50,000,000
     shares, issued and outstanding
     20,831,334 and 19,084,300
     as of  June 30, 1999 and December 31,
     1998, respectively.........................             21              19
  Additional paid in capital ...................         46,115          31,737
  Warrants .....................................         26,737          26,737
  Accumulated deficit ..........................        (68,515)        (51,475)
  Cumulative translation adjustments ...........           (238)           (238)
                                                      ---------       ---------
                                                          4,121           6,780
  Shareholder loans ............................           (606)           (606)
                                                      ---------       ---------
          Total stockholders' equity ...........          3,515           6,174
                                                      ---------       ---------
          Total liabilities and
            stockholders' equity ...............      $ 170,865       $ 154,844
                                                      =========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              FIRSTCOM CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)

                                                   SIX MONTHS ENDED              THREE MONTHS ENDED
                                                       JUNE 30,                        JUNE 30,
                                                  1999           1998               1999             1998
                                              (UNAUDITED)    (UNAUDITED)        (UNAUDITED)      (UNAUDITED)
                                              -----------    -----------        -----------     -------------
Revenues:
  Long distance...........................    $    15,129    $    6,200         $     7,941     $      3,200
  Internet and data.......................          5,920           615               3,663              288
                                              -----------    ----------         -----------     ------------
                                                   21,049         6,815              11,604            3,488

Operating expenses:
  Cost of revenues........................         14,748         5,507               7,557            2,898
  Selling, general and administrative.....         10,537         4,540               6,110            2,709
  Depreciation and amortization...........          2,703         1,100               1,810              577
                                              -----------    ----------         -----------     ------------

Loss from operations......................         (6,939)       (4,332)             (3,873)          (2,696)
                                              -----------    ----------         -----------     ------------

Interest expense..........................        (10,720)      (10,652)             (6,216)          (5,249)
Interest income and other.................            619         3,259                 197            1,498
                                              -----------    ----------         -----------     ------------

Net loss..................................    $   (17,040)   $  (11,725)        $    (9,892)    $     (6,447)
                                              ===========    ==========         ===========     ============

Net basic and diluted loss per share......    $     (0.88)   $    (0.61)        $     (0.50)    $      (0.34)
                                              ===========    ==========         ===========     ============
Weighted average common shares
outstanding...............................     19,461,011    19,084,300          19,806,468       19,084,300
                                              ===========    ==========         ===========     ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              FIRSTCOM CORPORATION

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)

                   COMMON STOCK        PREFERRED STOCK   ADDITIONAL                         CUMULATIVE
               ---------------------  -----------------   PAID-IN              ACCUMULATED  TRANSLATION  SHAREHOLDER
                 SHARES      AMOUNT    SHARES    AMOUNT   CAPITAL    WARRANTS    DEFICIT    ADJUSTMENT      LOANS     TOTAL
               ----------    ------   ---------  ------  ----------  --------  -----------  -----------  -----------  ------
Balances at
December 31,
1998           19,084,300    $   19          --  $   --   $  31,737  $ 26,737   $(51,475)    $  (238)       (606)     6,174
Exercise of
  stock options
  (unaudited)   1,647,034         2          --      --       4,284        --         --           --         --      4,286
Stock option
  grants
  (unaudited)          --        --          --      --         216        --         --           --         --        216
Common Stock
  issued
  (unaudited)     100,000        --          --      --         279        --         --           --         --        279
Preferred Stock
  Issued
  (unaudited)          --        --   1,250,000       1       9,599        --         --           --         --      9,600
Net loss
  (unaudited)          --        --          --      --          --        --    (17,040)          --         --    (17,040)
               ----------    ------   ---------   -----   ---------  --------   --------      ------      ------    -------
Balances at
June 30, 1999
(unaudited)    20,831,334    $   21   1,250,000   $   1   $  46,115  $ 26,737   $(68,515)    $  (238)     $ (606)   $ 3,515
               ==========    ======  ==========   =====   =========  ========   ========     =======      ======    =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                FIRSTCOM  CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)

                                                      SIX MONTHS ENDED JUNE 30,
                                                      ----------------------------
                                                          1999          1998
                                                      -----------   ----------
                                                      (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ........................................     $(17,040)     $ (11,725)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization expense .........        2,704          1,100
    Amortization of deferred financing costs and
      original issue discounts ....................          934            609
    Accretion of discount on restricted
      Investments .................................         (995)        (1,522)
    Capitalized interest related to network .......       (1,532)          (643)
      Construction
   Stock options issued and exercised .............          216             --
    Changes in assets and liabilities:
      Accounts receivable .........................       (2,551)          (795)
      Prepaid expenses and other current assets ...         (990)           355
      Other assets ................................         (143)          (149)
      Accounts payable and accrued expenses .......        3,666          4,875
      Due to related parties ......................           --           (263)
      Other current liabilities ...................        1,429             45
                                                        --------       --------
         Cash used in operating activities ........      (14,302)        (8,113)
                                                        --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of telecommunications network ..........      (18,391)       (18,728)
  Use of restricted cash ..........................       21,433         13,842
  Acquisition of Teleductos, net ..................       (6,936)            --
                                                        --------       --------
          Cash used in investing activities .......       (3,894)        (4,886)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Restricted Investments                                  10,500         10,500
  Shareholder loans                                           --           (606)
  Issuance of preferred stock                              9,600             --
  Exercise of stock options and warrants                   4,285             --
  Bank debt, net                                          (1,569)            --
  Vendor debt .....................................          557             --
  Payments under leasing obligations ..............          (84)          (222)
                                                        --------       --------
         Cash provided by financing activities, net       23,289          8,122
                                                        --------       --------
Net increase(decrease) in cash and cash
  equivalents .....................................        5,093         (4,877)
Cash and cash equivalents, beginning of period ....        8,892         14,936
                                                        --------       --------
Cash and cash equivalents end of period ...........     $ 13,985       $ 10,059
                                                        ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(THOUSANDS OF DOLLARS)

BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements included herein have been prepared by FirstCom Corporation (the "Company"). The foregoing statements contain all adjustments, consisting only of normal recurring adjustments which are, in the opinion of the Company's management, necessary to present fairly the consolidated financial position of the Company as of June 30, 1999 and the consolidated results of its operations and its consolidated cash flows for the three and six month periods ended June 30, 1999 and 1998.

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

         Telecommunications networks consists of:

                                                                                       ESTIMATED
                                                            JUNE 30,  DECEMBER 31,      USEFUL
                                                             1999         1998            LIFE
                                                          -----------   -----------  ---------------
Telecommunications equipment ........................     $    55,114   $    15,837    5 to 20 years
Telecommunications equipment pending installation and
construction in progress ............................          25,159        27,635               --
Office equipment, furniture and vehicles ............           7,758         5,104           3 to 7
                                                          -----------   -----------
                                                               88,031        48,576
Less: accumulated depreciation ......................          (4,976)       (2,675)
                                                          -----------   -----------
                                                          $    83,055   $    45,901
                                                          ===========   ===========

 .

NOTE 2- ACQUISITION OF TELEDUCTOS

         On February 2, 1999, the Company acquired 76% of Teleductos S.A.s'(now known as FirstCom Colombia S.A.) outstanding stock for approximately $6,000 million in cash, $7,000 in short-term promissory notes (the "Promissory Notes"), a $2,000 stock subscription payable on February 8, 2000 and 100,000 shares of the Company's common stock. The Promissory Notes bear interest at 5% per annum and mature at various dates through February 2000. On August 4, 1999, the Company converted the Promissory Note's remaining outstanding principal balance of $5,000 into 500,000 shares of the Company's common stock.

          The allocation of the purchase price is preliminary, pending finalization of appraisals and other estimates.

NOTE 3- PREFERRED STOCK

         On June 30, 1999, the Company issued 1,250,000 shares of 15% Convertible Redeemable Preferred Stock (the "Preferred Stock") for an aggregate amount of $10 million. The Preferred Stock is convertible at any time at the option of the holders into the Company's common stock on a one for one basis, subject to adjustment. Beginning June 30, 2001, if the closing price of the Company's common stock ,as quoted on the NASDAQ Stock Market, exceeds $15 per share for 30 consecutive trading days, the Preferred Stock must be converted into the Company's common stock. The holders of the Preferred Stock also have certain preemptive, redemption, anti-dilution, tag along and registration rights.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

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

     Today, the Company is operating state-of-the-art fiber optic ATM/IP networks in Santiago, Chile and Lima, Peru, and as a result of the Company's February 1999 acquisition of Teleductos, S.A. the Company currently has operations in Bogota, Cali and Cartagena Colombia. ATM is an information transfer standard that is one of a general class of packet technologies. ATM can be used by many different information systems, including local area networks to deliver traffic at varying rates, permitting a mix of voice, data, video and multimedia. The fiber optic cable installed in (i) Santiago, runs through the downtown business district and the outlying industrial and airport corridor,
(ii) Lima, runs through the major commercial and industrial districts of Lima, and the port city of Callao and (iii) Bogota, runs through the major commercial and industrial districts of Bogota. A summary of key metrics as of June 30, 1999 follows:

        AS OF JUNE 30, 1999 (UNAUDITED)

                                           CHILE      PERU     COLOMBIA   CORPORATE    TOTAL
                                           -----      ----     --------   ---------    -----
NETWORK INSTALLATION
          Route Kilometers ..........        205        760        640                 1,605
          Fiber Kilometers ..........      3,331     25,131     12,392                40,854
          ATM Nodes Installed .......          5         22          5                    32
          Buildings Wired ...........         67        140        633                   840
          Long Distance Switches ....          3          1         --                     4
          Teleports .................          1          1         --                     2
OPERATING INDICATORS
          Employees .................        236        217         89          9        551
          Ports Installed ...........        690        187      1,690                 2,567
          Customers:
            Dedicated Internet / Data        490        147        169                   806
            Dial-Up Internet Access .      3,989         --         --                 3,989

         In Chile the Company operates through four wholly owned subsidiaries, FirstCom Networks S.A., FirstCom Long Distance S.A., FirstCom Internet S.A. ("FirstCom Internet") (formerly known as Red de Computadores S.A.), which was acquired by the Company during October 1998 and FirstCom Telephony S.A. (FirstCom Networks S.A., FirstCom Long Distance S.A., FirstCom Internet and FirstCom Telephony S.A. are collectively referred to herein as "FirstCom Chile"). Although, separate legal entities, the Company operates its Chilean subsidiaries as one functional entity, providing seamless service delivery of integrated telecommunication solutions to its Chilean customers.

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

         In Peru, the Company operates through a wholly owned subsidiary, FirstCom Peru S.A. ("FirstCom Peru") (formerly known as Resetel S.A.) Given the substantial completion of its fiber optic network as of March 1999, FirstCom Peru began providing multinational, national and local businesses a broad array of high quality data, video and voice communication services, including LAN interconnection, frame relay, remote terminal access and dedicated channels for access to the Internet, on a private line basis. As a result of the accelerated liberalization of Peru's telecommunications markets and expiration of Telefonica de Peru's exclusive concession to provide public switched local and long distance telephony services effective August 1, 1998, FirstCom Peru has been granted concessions to provide international and domestic public switched long distance voice services and public switched local voice services in Peru. FirstCom Peru intends to aggressively expand its existing service offerings to provide long distance public switched telephony during the second half of 1999.

         In February 1999, the Company acquired 76% of FirstCom Colombia S.A. ("FirstCom Colombia) (formerly known Teleductos S.A.), a company operating in the Colombian cities of Bogota, Cali and Cartagena. FirstCom Colombia provides over 160 multinational, national and local businesses a broad array of high quality data communication services, including LAN to LAN interconnection, frame relay, and dedicated channels for access to local information warehouses (i.e. the Bogota stock exchange), on a private line basis.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         REVENUES. Consistent with 1998, during the first six months of 1999 the majority of the Company's revenues were derived primarily from its operations in Chile. However, as a result of the acquisitions of FirstCom Internet, FirstCom Colombia and the substantial completion of the ATM/IP networks in Chile and Peru, long distance revenues dropped from 91% of total revenues for the six months ended June 30, 1998 to 71% of total revenues for the six months ended June 30, 1999. The Company expects revenues to increase over the next few years due to the expansion of its operations in Peru, Chile and Colombia.

         The Company's revenues were $21,049 for the six months ended June 30, 1999 as compared to $6,815 for the six months ended June 30, 1998. Long distance revenues increased from $6,200 for the six months ended June 30, 1998 to $15,129 for the six months ended June 30, 1999. These revenues were generated through the sale of approximately 53.5 million and 19.9 million minutes for the six months ending June 30, 1999 and 1998, respectively, resulting in an average revenue per minute of approximately $0.28 and $0.31, respectively. The increased long distance revenue was driven by the marketing and promotional campaigns that started in mid-1998 and have continued to date. The decrease in the revenue per minute is due to an increased mix of domestic long distance traffic. Internet and data service revenue of $5,920 earned during the six months ended June 30, 1999 was mostly generated by FirstCom Colombia, FirstCom Internet in Chile and as a result of the initiation of internet and data services over the Company's ATM/IP network in Peru and Chile.

         COST OF REVENUES. Cost of revenues include both the cost of services provided and the cost of equipment sold. For the six months ended June 30, 1999 cost of revenues relate principally to long distance services and include access charges paid to local exchange carriers and transmission payments to other carriers. Cost of revenues also include payments for rights of way related to the Company's fiber optic networks.

         The Company's cost of revenues was $14,748 for the six months ended June 30, 1999 as compared to $5,507 for the six months ended June 30, 1998. This increase was primarily attributable to increased long distance and data revenues.

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

         The Company's selling, general and administrative expenses were $10,537 for the six months ended June 30, 1999 as compared to $4,540 for the six months ended June 30, 1998. This increase was primarily attributable to the hiring of additional personnel related to the growth of the Peruvian and Chilean operations, the acquisition of FirstCom Colombia and FirstCom Internet and increased marketing efforts in Chile. At June 30, 1999 the Company had approximately 551 employees compared to 190 at June 30, 1998.

         DEPRECIATION AND AMORTIZATION. The Company depreciates its telecommunications networks and intangible assets on a straight line basis over their estimated useful lives. The Company believes that depreciation and amortization expense will continue to increase with the expansion of its operations.

         The Company's depreciation and amortization was $2,703 for the six months ended June 30, 1999 as compared to $1,100 for the six months ended June 30, 1998. This increase was primarily attributable to continued investment in the Company's telecommunications networks.

         INTEREST EXPENSE. The Company currently incurs interest expense on the outstanding Senior Notes (as defined below), bank debt, promissory notes, and vendor financing. Interest expense has been reduced for amounts capitalized related to the Company's construction of its fiber optic networks. Interest costs reported with respect to the Company's Senior Notes include amortization of (i) deferred financing costs and (ii) original issue discount related to detachable warrants.

         The Company's interest expense was $10,720 for the six months ended June 30, 1999 as compared to $10,652 for the six months ended June 30, 1998. Capitalization of interest costs in connection with the Company's construction of its fiber optic network in Lima, Peru increased from $643 for the six months ended June 30, 1998 to 1,532 for the six months ended June 30, 1999 and were offset by increased interest expense related to bank debt and promissory notes resulting from the acquisition of FirstCom Colombia.

         INTEREST INCOME AND OTHER. The Company currently earns interest income on cash and cash equivalents, restricted cash, and restricted investments.

         The Company's interest income and other was $619 for the six months ended June 30, 1999 as compared to $3,259 for the six months ended June 30, 1998. This decrease was primarily attributable to a reduction in restricted cash and investments.

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


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         REVENUES. Consistent with 1998, during the second quarter of 1999 the majority of the Company's revenues were derived primarily from its operations in Chile. However, as a result of the acquisitions of FirstCom Internet, FirstCom Colombia and the substantial completion of the ATM/IP networks in Chile and Peru, long distance revenues dropped from 92% of total revenues for the three months ended June 30, 1998 to 68% of total revenues for the three months ended June 30, 1999.

         The Company's revenues were $11,604 for the three months ended June 30, 1999 as compared to $3,488 for the three months ended June 30, 1998. Long distance revenues increased from $3,200 for the three months ended June 30, 1998 to $7,941 for the three months ended June 30, 1999. These revenues were generated through the sale of approximately 26.9 million and 10.7 million minutes for the three months ending June 30, 1999 and 1998, respectively, resulting in an average revenue per minute of approximately $0.29 and $0.30, respectively. The increased long distance revenue was driven by the marketing and promotional campaigns that started in mid-1998 and have continued to date. The decrease in the revenue per minute is due to an increased mix of domestic long distance traffic. Internet and data service revenue of $3,663 earned during the three months ended June 30, 1999 was mostly generated by FirstCom Colombia, FirstCom Internet in Chile and as a result of the initiation of internet and data services over the Company's ATM/IP network in Peru and Chile. .

         COST OF REVENUES. Cost of revenues include both the cost of services provided and the cost of equipment sold. For the three months ended June 30, 1999 cost of revenues relate principally to long distance services and include access charges paid to local exchange carriers and transmission payments to other carriers. Cost of revenues also include payments for rights of way related to the Company's fiber optic networks.

         The Company's cost of revenues was $7,557 for the three months ended June 30, 1999 as compared to $2,898 for the three months ended June 30, 1998. This increase was primarily attributable to increased long distance and data revenues.

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

         The Company's selling, general and administrative expenses were $6,110 for the three months ended June 30, 1999 as compared to $2,709 for the six months ended June 30, 1998. This increase was primarily attributable to the hiring of additional personnel related to the growth of the Peruvian and Chilean operations, the acquisition of FirstCom Colombia and FirstCom Internet and increased marketing efforts in Chile.

         DEPRECIATION AND AMORTIZATION. The Company depreciates its telecommunications networks and intangible assets on a straight line basis over their estimated useful lives. The Company believes that depreciation and amortization expense will continue to increase with the expansion of its operations.

         The Company's depreciation and amortization was $1,810 for the three months ended June 30, 1999 as compared to $577 for the three months ended June 30, 1998. This increase was primarily attributable to continued investment in the Company's telecommunications networks.

         INTEREST EXPENSE. The Company currently incurs interest expense on the outstanding Senior Notes (as defined below), bank debt, promissory notes, and vendor financing. Interest expense has been reduced for amounts capitalized related to the Company's construction of its fiber optic networks. Interest costs reported with respect to the Company's Senior Notes include amortization of (i) deferred financing costs and (ii) original issue discount related to detachable warrants

         The Company's interest expense was $6,216 for the three months ended June 30, 1999 as compared to $5,249 for the three months ended June 30, 1998. This increase was primarily due to decreased capitalization of interest costs in connection with the Company's construction of its fiber optic network in Lima, Peru and increased interest expense related to bank debt and promissory notes resulting from the acquisition of FirstCom Colombia.

         INTEREST INCOME AND OTHER. The Company currently earns interest income on cash and cash equivalents, restricted cash, and restricted investments.

         The Company's interest income and other was $197 for the three months ended June 30, 1999 as compared to $1,498 for the three months ended June 30, 1998. This decrease was primarily attributable to a reduction in restricted cash and investments.

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


LIQUIDITY AND CAPITAL RESOURCES

         On October 27, 1997, the Company consummated a private offering (the "Senior Note Offering") of 150,000 Units (the "Units")consisting of an aggregate of $150.0 million aggregate principal amount of 14% Senior Notes due October 27, 2007 (the "Senior Notes") and 5,250,000 Unit Warrants to purchase 5,250,000 shares of common stock of the Company at an exercise price of $4.40 per share. In addition, UBS Securities LLC, the initial purchaser of the Units in the Senior Note Offering, was granted 2,250,000 warrants to acquire 2,250,000 shares of common stock of the Company at an exercise price of $4.40 per share.

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

         On November 11, 1998 a subsidiary of the Company entered into a financing arrangement (the "First Vendor Financing") with one of the Company's significant equipment vendors. The terms of the First Vendor Financing are as follows: (i) maximum amount available $10,000 (ii) interest rate of LIBOR plus 5.5%, (iii) the Company may draw on the facility until December 31, 2000, (iv) draws under the facility shall be repaid in 20 consecutive quarterly principal and interest payments, (v) the First Vendor Financing is collateralized by the equipment being financed. On July 28, 1999 the Company increased the maximum amount available under the First Vendor Financing from $10,000 to $29,500. As of June 30, 1999 the Company had $2,148 outstanding under the First Vendor Financing.

         On December 24, 1998 a subsidiary of the Company entered into a financing arrangement (the "Second Vendor Finanacing") with another one of the Company's significant equipment vendors. The terms of the Second Vendor Financing are as follows: (i) maximum amount available $10,000 (ii) interest rate of Libor plus 4%, (iii) the Company may draw on the facility until December 31, 2000, (iv) draws under the facility shall be repaid in 20 consecutive quarterly principal and interest payments beginning on March 31, 2001, (v) interest only quarterly payments shall be made for each draw from the respective date of funding through December 31, 2000, (vi) the Second Vendor Financing will be collateralized by the equipment being financed. As of June 30, 1999 the Company had no amounts outstanding under the Second Vendor Financing.

         On June 30, 1999, the Company issued 1,250,000 shares of 15% Convertible Redeemable Preferred Stock (the "Preferred Stock") for an aggregate amount of $10 million. The Preferred Stock is convertible at any time at the option of the holders into the Company's common stock on a one for one basis, subject to adjustment. Beginning June 30, 2001, if the closing price of the Company's common stock ,as quoted on the NASDAQ Stock Market, exceeds $15 per share for 30 consecutive trading days, the Preferred Stock must be converted into the Company's common stock. The holders of the Preferred Stock also have certain preemptive, redemption, anti-dilution, tag along and registration rights.

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

         As part of its business strategy, the Company intends to continue to evaluate potential acquisitions, joint ventures and strategic alliances in companies that own existing networks or companies that provide services that complement the Company's existing businesses. The Company continues to consider potential acquisitions from time to time. New sources of capital such as credit facilities and other borrowings, and additional debt and equity issuances, will be necessary to fund any material acquisitions and similar strategic investments.

         Net cash used in operating activities for the six months ended June 30, 1999 was $14,302. This amount represented cash used to fund the Company's net loss for the period and increase in accounts receivables offset by an increase in accrued interest payable.

         Net cash used in investing activities for the six months ended June 30, 1999 was $3,894. This amount primarily represented the Company's continued build-out of its fiber-optic network in Peru and the February 1999 acquisition of FirstCom Colombia offset by the use of restricted cash to fund such items. The growth of the Company's fiber networks was evidenced as route kilometers and fiber kilometers increased from approximately 820km and 25,500km, respectively, as of December 31, 1998 to approximately 1,600km and 40,900km, respectively, as of June 30, 1999.

         Net cash provided by financing activities for the six months ended June 30, 1999 was $23,289. This amount represented proceeds from (1) the issuance of Preferred Stock (2) the exercise of outstanding stock options and warrants, (3) the use of restricted investments to fund an interest payment on the Senior Notes and (4) the Company's credit facilities with equipment vendors. As of June 30, 1999, the Company had approximately $37,350 available under credit facilities with equipment vendors.

IMPACT OF YEAR 2000

         The Year 2000 issue is the result of computer controlled systems using two digits rather than four to define the applicable year. This could result in system failure or miscalculations causing disruptions in the Company's operations including, among other things, temporary inability to process transactions, send invoices or engage in similar normal business activities. To ensure that its computer based systems and applications will function properly beyond 1999, the Company has implemented a Year 2000 program.

         The Company's Year 2000 Program (the "Program") consists of the following phases:

(i) Preliminary Assessment - During this phase the Company will inventory all existing hardware and software and assess Year 2000 compliance. This assessment is based on documented representations from vendors and Company personnel and third party consultants for Company developed software. As of June 30, 1999 approximately 99% of this phase was completed.

(ii) Action Definition - For items identified as requiring an upgrade, replacement or other action to achieve Year 2000 compliance, a detailed action plan, including estimated completion times and corrective steps, is developed. As of June 30, 1999, approximately 95% of this phase was completed.

(iii) Execution - During this phase the action steps as defined in phase (ii) are performed. Any additional action items identified are prioritized and added to the action plan. As of June 30, 1999, approximately 85% of this phase was completed.

(iv) Operational Compliance - The Company anticipated completing phases (i) through (iii) by September 30, 1999, prior to any anticipated impact on its operating systems.

         Given that the majority of the Company's telecommunications network infrastructure and critical back office systems have been purchased since 1997, Year 2000 compliance was substantially ensured at the time of purchase. The Company does not anticipate total Year 2000 compliance costs to exceed $500. These estimated costs and the date the Company anticipates to complete the Year 2000 modifications are based on management's estimates, which are derived utilizing assumptions of future events, including the continued availability of certain resources, third party assistance and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated.

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

NET OPERATING LOSS CARRYFORWARDS

         At December 31, 1998, the Company had net tax operating loss carryforwards of approximately $32,000 for U.S. income tax purposes and approximately $28,700 for foreign income tax purposes. These carryforwards are available to offset future taxable income, if any, and expire for U.S. income tax purposes in the years 2007 through 2018. The foreign net operating loss carryforwards related (1) to Peru, $4,400 expire in the years 2000 through 2002 and (2) to Chile, $24,300, do not expire.

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

                                     PART II

                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits listed below are filed as part of this Report.

     EXHIBIT                        DESCRIPTION
     -------                        -----------
      27                            Financial Data Schedule for the six months
                                    ended June 30, 1999

(b) Reports on Form 8-K

    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf be the undersigned, thereunto duly authorized.

FIRSTCOM CORPORATION

/s/ PATRICIO E. NORTHLAND                                          8/16/99
---------------------------                                        ---------
    Patricio E. Northland                                          Date
    Chairman of the Board,
    President, and Chief Executive Officer
    (Principal Executive Officer)

/s/ DOUGLAS G. GEIB II                                             8/16/99
---------------------------                                        ---------
    Douglas G. Geib II                                             Date
    Chief Financial Officer
    (Principal Financial Officer)

                                  EXHIBIT INDEX

     EXHIBIT                        DESCRIPTION
     -------                        -----------
      27                            Financial Data Schedule for the six months
                                    ended June 30, 1999