Form 10QSB
period 1999-09-30
FIRSTCOM CORP
filed 1999-11-15
CIK 850629

FORM 10QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

   (Mark One)

       [x]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
              PERIOD ENDED September 30, 1999

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

Indicate by check mark whether the registrant (1) filed all reports required by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period than that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [x]     No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 8, 1999 - 24,376,556

                 NOTE: Page 1 of  19 sequentially numbered pages.

                              FIRSTCOM CORPORATION
                                      INDEX

PART I  FINANCIAL INFORMATION

  Item 1.  Condensed Consolidated Financial Statements
           (unaudited)

           Condensed Consolidated Balance Sheets - as of
           September 30, 1999 (unaudited)and December 31, 1998               3

           Condensed Consolidated Statements of Operations -
           Nine Months and Three Months Ended September 30, 1999 and 1998
           (unaudited)                                                       4

           Condensed Consolidated Statement of Stockholders'
           Equity - Nine Months Ended September 30, 1999
           (unaudited)                                                       5

           Condensed Consolidated Statement of Cash Flows -
           Nine Months Ended September 30, 1999
           (unaudited)                                                       6

           Notes to Condensed Consolidated Financial Statements
           (unaudited)                                                       7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results Of Operations                               9

PART II  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                 17

  Signatures                                                                18

  Exhibit Index                                                             19
                                       2

PART I FINANCIAL INFORMATION
                              FIRSTCOM CORPORATION
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                      (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)

                                                      09/30/99         12/31/98
                                                      ---------       ---------
                                                     (UNAUDITED)
    ASSETS
Current assets:
  Cash and cash equivalents ....................      $   7,737       $   8,892
  Restricted cash ..............................            627          22,599
  Restricted investments .......................         19,180          19,670
  Accounts receivable, net ......................         7,703           6,935
  Prepaid expenses and other current assets ....          2,081             624
                                                      ---------       ---------
          Total current assets .................         37,328          58,720
Restricted investments .........................         11,428          20,021
Telecommunications networks, net ...............         88,138          45,901
Intangible assets, net .........................         15,130          15,765
Deferred financing costs and other .............         15,288          14,437
                                                      ---------       ---------
          Total assets .........................      $ 167,312       $ 154,844
                                                      =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .............................      $  10,953       $   8,238
  Vendor Financing,current .....................            459             254
  Bank debt ....................................            856              --
  Accrued interest .............................          8,981           3,695
  Other accrued expenses .......................          1,620           1,963
  Lease obligations, current ...................             93             136
  Other current liabilities ....................            748             471
                                                      ---------       ---------
          Total current liabilities ............         23,710          14,757
Senior notes, net ..............................        132,967         132,338
Vendor Financing ...............................          2,539           1,337
Bank debt ......................................          1,851              --
Lease obligations, less current portion ........            150             238
Other liabilities                                           217             --
                                                      ---------       ---------
          Total liabilities ....................        161,434         148,670
                                                      ---------       ---------
Minority Interest ..............................          1,601              --

Commitments and contingencies ..................             --              --

Stockholders' equity
  Preferred stock, $.001 par value, authorized
     10,000,000 shares, 1,296,875 issued and
     outstanding as of September 30, 1999......               1              --

 Common stock, $.001 par value, authorized
     50,000,000 shares, issued and outstanding
     22,663,747 and 19,084,300 as of  September
     30, 1999 and December 31, 1998,
     respectively...............................             24              19
  Additional paid in capital ...................         55,822          31,737
  Warrants .....................................         26,737          26,737
  Accumulated deficit ..........................        (77,463)        (51,475)
  Cumulative translation adjustments ...........           (238)           (238)
                                                      ---------       ---------
                                                          4,883           6,780
  Shareholder loans ............................           (606)           (606)
                                                      ---------       ---------
          Total stockholders' equity ...........          4,277           6,174
                                                      ---------       ---------
          Total liabilities and
            stockholders' equity ...............      $ 167,312       $ 154,844
                                                      =========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              FIRSTCOM CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                     NINE MONTHS ENDED                   THREE MONTHS ENDED
                                                       SEPTEMBER 30,                         SEPTEMBER 30,
                                            --------------------------------        --------------------------------
                                                 1999               1998                1999               1998
                                            ------------        ------------        ------------        ------------
Revenues:
  Long distance .....................       $     21,934        $      9,799        $      6,929        $      3,600
  Internet and data .................              9,476                 852               3,504                 236
                                            ------------        ------------        ------------        ------------
                                                  31,410              10,651              10,433               3,836
Operating expenses:
  Cost of revenues ..................             20,354               8,491               5,606               2,984
  Selling, general and administrative             16,462               7,975               5,925               3,435
  Depreciation and amortization .....              4,768               1,612               2,065                 512
                                            ------------        ------------        ------------        ------------
Loss from operations ................            (10,174)             (7,427)             (3,163)             (3,095)
                                            ------------        ------------        ------------        ------------
Interest expense ....................            (16,632)            (15,284)             (5,912)             (4,632)
Interest income and other ...........              1,193               4,287                 575               1,028
                                            ------------        ------------        ------------        ------------
Net loss ............................       $    (25,613)       $    (18,424)       $     (8,500)       $     (6,699)
                                            ============        ============        ============        ============
Net basic and diluted loss per share        $      (1.31)       $      (0.97)       $      (0.42)       $      (0.35)
                                            ============        ============        ============        ============
Weighted average common shares
outstanding .........................         19,521,831          19,084,300          20,106,387          19,084,300
                                            ============        ============        ============        ============

The accompanying notes are an integral part of these condensed consolidated financial statements.
                                       4

                              FIRSTCOM CORPORATION

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)

                                             COMMON STOCK                     PREFERRED STOCK            ADDITIONAL
                                     ---------------------------       ---------------------------        PAID-IN
                                       SHARES           AMOUNT           SHARES            AMOUNT         CAPITAL
                                     ----------       ----------       ----------       ----------       ----------
Balances at December 31, 1998        19,084,300       $       19               --       $       --       $   31,737
Exercise of stock options
  (unaudited) ................        2,979,447                3               --               --            8,994
Stock option  grants
  (unaudited) ................               --               --               --               --              296
Common Stock issued
  (unaudited) ................          100,000                1               --               --              279
Preferred Stock Issued
  (unaudited) ................               --               --        1,250,000                1            9,610
Preferred Stock Dividend
  (unaudited) ................               --               --           46,875               --              375
Promissory Note Conversion
  (unaudited) ................          500,000                1               --               --            4,531
Net loss
  (unaudited) ................               --               --               --               --               --
                                     ----------       ----------       ----------       ----------       ----------
Balances at September 30, 1999
(unaudited) ..................       22,663,747       $       24        1,250,000       $        1       $   55,822
                                     ==========       ==========       ==========       ==========       ==========
                                                                       CUMULATIVE
                                                      ACCUMULATED      TRANSLATION       SHAREHOLDER
                                      WARRANTS         DEFICIT         ADJUSTMENT           LOANS             TOTAL
                                     ----------       ----------        ----------        ----------        ----------
Balances at December 31, 1998        $   26,737       $  (51,475)       $     (238)             (606)            6,174
Exercise of stock options
  (unaudited) ................               --               --                --                --             8,997
Stock option  grants
  (unaudited) ................               --               --                --                --               296
Common Stock issued
  (unaudited) ................               --               --                --                --               280
Preferred Stock Issued
  (unaudited) ................               --               --                --                --             9,611
Preferred Stock Dividend
  (unaudited) ................               --             (375)               --                --                --
Promissory Note Conversion
  (unaudited) ................               --               --                --                --             4,532
Net loss
  (unaudited) ................               --          (25,613)               --                --           (25,613)
                                     ----------       ----------        ----------        ----------        ----------
Balances at September 30, 1999
(unaudited) ..................       $   26,737       $  (77,463)       $     (238)       $     (606)       $    4,277
                                     ==========       ==========        ==========        ==========        ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              FIRSTCOM CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (THOUSANDS OF US DOLLARS)

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------
                                                        1999          1998
                                                     -----------   ----------
                                                    (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ........................................  $(25,613)  $(18,425)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization expense .........     4,718      1,612
    Amortization of deferred financing costs and
      original issue discounts ....................     1,128        932
    Accretion of discount on restricted
      Investments .................................    (1,401)    (2,197)
    Capitalized interest related to network .......    (1,532)    (1,605)
      Construction
   Stock options issued ...........................       296         --
    Changes in assets and liabilities:
      Accounts receivable .........................        47       (704)
      Prepaid expenses and other current assets ...    (1,409)       242
      Other assets ................................      (592)      (319)
      Accounts payable and accrued expenses .......     5,190      5,840
      Due to related parties ......................        --       (263)
      Other current liabilities ...................       281        619
                                                     --------   --------
         Cash used in operating activities ........   (18,887)   (14,268)
                                                     --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of telecommunications network ..........   (25,133)   (28,381)
  Use of restricted cash ..........................    21,971     29,067
  Acquisition of Teleductos, net ..................    (4,936)        --
                                                     --------   --------
          Cash used in investing activities .......    (8,098)       686

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on convertible debentures ..............        --     (1,550)
  Restricted Investments ..........................    10,500     10,500
  Shareholder loans ...............................        --       (606)
  Issuance of preferred stock .....................     9,613         --
  Exercise of stock options and warrants ..........     8,997         --
  Bank debt, net ..................................    (4,572)        --
  Vendor debt .....................................     1,407         --
  Payments under leasing obligations ..............      (115)      (263)
                                                     --------   --------
         Cash provided by financing activities, net    25,830      8,081
                                                     --------   --------
Net decrease in cash and cash equivalents .........    (1,155)    (5,501)
Cash and cash equivalents, beginning of period ....     8,892     14,936
                                                     --------   --------
Cash and cash equivalents end of period ...........  $  7,737   $  9,435
                                                     ========   ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(THOUSANDS OF DOLLARS)

BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements included herein have been prepared by FirstCom Corporation (the "Company"). The foregoing statements contain all adjustments, consisting only of normal recurring adjustments which are, in the opinion of the Company's management, necessary to present fairly the consolidated financial position of the Company as of September 30, 1999 and the consolidated results of its operations and its consolidated cash flows for the three and nine month periods ended September 30, 1999 and 1998. Results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results of operations for the full year.

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

         Telecommunications networks consists of:

                                                                                               ESTIMATED
                                                          SEPTEMBER 30,        DECEMBER 31,    USEFUL
                                                             1999                  1998         LIFE
                                                          -----------          -----------  ---------------

Telecommunications equipment ........................     $    62,667          $15,837          5 to 20 years
Telecommunications equipment pending installation and
  construction in progress ..........................          23,832           27,635               --
Office equipment, furniture and vehicles ............           8,539            5,104             3 to 7
                                                          -----------          -------
                                                               95,038           48,576
Less: accumulated depreciation ......................          (6,900)          (2,675)
                                                          -----------          -------
                                                          $    88,138          $45,901
                                                          ===========           ======

NOTE 2- ACQUISITION OF TELEDUCTOS

     On February 2, 1999, the Company acquired 76% of Teleductos S.A.s'(now known as FirstCom Colombia S.A.) outstanding stock for approximately $6,000 in cash, $7,000 in short-term promissory notes (the "Promissory Notes"), a $2,000 stock subscription payable on February 8, 2000 and 100,000 shares of the Company's common stock. The Promissory Notes bear interest at 5% per annum and mature at various dates through February 2000. On August 4, 1999, the Company converted the remaining outstanding principal balance under the Promissory Notes of $5,000 into 500,000 shares of the Company's common stock.

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

NOTE 4- VENDOR FINANCING

On July 28, 1999 a subsidiary of the Company increased the maximum amount available under certain vendor financing from $10,000 to $29,500. Interest rates, repayment terms and collateral property under such financing remained unchanged.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (THOUSANDS OF DOLLARS, EXCEPT SHARE, PER SHARE AND UNIT AMOUNTS)

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

RECENT DEVELOPMENT -- TRANSACTION WITH AT&T CORP.

     On November 1, 1999, the Company entered into an Agreement and Plan of Merger with AT&T Corp., a New York corporation, Kiri Inc., a Delaware corporation which is changing its corporate name to AT&T Latin America and which is an indirect wholly-owned subsidiary of AT&T Corp., and Frantis, Inc., a Delaware corporation which is a direct wholly-owned subsidiary of AT&T Latin America. The merger agreement provides for the merger of FirstCom with and into Frantis. In the merger, the shareholders of the Company will receive (i) one Class A common share of AT&T Latin America in exchange for each common share of the Company Corporation; and (ii) one Series A preferred share of AT&T Latin America in exchange for each Series A preferred share of FirstCom. The terms of the Merger Agreement and the Merger were determined through arms-length negotiations among the parties.

     On August 20, 1999, Jamtis, Inc., a Delaware corporation and an indirect wholly-owned subsidiary of AT&T Corp., entered into agreements to acquire quotas representing 100% of the outstanding equity interest in Netstream Telecom Ltda., a Brazilian company. Further, under the Netstream acquisition agreements, Promon Tecnologia S.A., a Brazilian corporation (sociedade anonima), and its affiliates agreed to purchase, prior to the closing under our merger agreement, a 10% interest in the capital of AT&T Latin America, in the form of Class A shares. Prior to the closing of the Company's merger, Netstream will become an indirect wholly-owned subsidiary of AT&T Latin America.

     Upon consummation of the merger, on a fully-diluted basis AT&T Corp. will own approximately 60% of the common shares of AT&T Latin America, in the form of Class B shares, Promon will own approximately 6% of the common shares of AT&T Latin America, in the form of Class A shares, and the former shareholders of the Company will own approximately 34% of the common shares of AT&T Latin America in the form of Class A shares.

     Each Class A share will be entitled to one vote per share and each Class B share will be entitled to ten votes per share, on all matters submitted to a vote of the stockholders of AT&T Latin America. Upon the closing of the merger, the Class A Shares will be listed for trading on the NASDAQ National Market, and our common shares will no longer be traded.

     Upon the closing under the merger agreement, AT&T Corp. and AT&T Latin America will enter into a "Regional Vehicle Agreement" that provides for various ways in which AT&T Latin America will interface with AT&T Corp., AT&T Corp.'s Concert venture with British Telecom and AT&T's global network services business. The Regional Vehicle Agreement contemplates that AT&T Latin America will serve as AT&T Corp.'s strategic vehicle in the countries of Latin America (excluding Mexico and Venezuela) and the Caribbean (excluding Cuba and Puerto
Rico) for the provision of broadband high-speed connectivity to business customers, and certain other telecommunications services, upon the terms and conditions of that agreement. The services to be provided by AT&T Latin America will be provided under the "AT&T" brand name, under the terms and conditions of a Service Mark License Agreement between AT&T Corp. and AT&T Latin America.

     The closing of the merger agreement is subject to certain conditions, including the completion of the Netstream acquisition, the contribution by the stockholders of AT&T Latin America (other than the Company's stockholders) to AT&T Latin America of not less than $70 million in cash equity and the provision by AT&T Corp. of a $100 million revolving credit facility to AT&T Latin America and, if requested by AT&T Corp., the successful completion of a tender offer our 14% Senior Notes due 2007. Further, the merger is subject to the approval of the merger by the Company's shareholders and certain regulatory approvals, including those required under the Hart-Scott Rodino Antitrust Improvement Act of 1976, as amended.

     As part of the transaction, Patricio E. Northland, our President and Chief Executive Officer, entered into a five-year employment agreement with AT&T Latin America effective upon the closing of the Company's merger. This agreement provides for an annual base salary of $510,000, a semi-annual retention bonus of $500,000 payable over a period of three years and the opportunity to be paid an additional bonus based upon the satisfaction of performance criteria to be established by the compensation committee of the Board of Directors of AT&T Latin America. Further, in connection with the planned merger transaction with AT&T, we granted options to Mr. Northland to purchase 2,200,000 common shares at an exercise price of $10.70 per share, and provided a full-recourse loan to Mr. Northland in the amount of $8,560,000 which was used by Mr. Northland to purchase 800,000 additional common shares. Mr. Northland also agreed that he would not engage in any business which is competitive with AT&T Latin America during the term of his employment agreement and for 24 months following the termination of his employment agreement. As part of the merger transaction, we also extended for an additional two years our employment agreement with Douglas
G. Geib II, our Executive Vice President and Chief Financial Officer, and granted optiosn to Mr. Geib to purchase 100,000 common shares at an exercise price of $10.70 per share.

OVERVIEW

The Company's strategy is to (i) build facilities based fiber optic and digital switching intelligent networks; (ii) develop strategic relationships with technology network vendors and developers of Internet-based software; and (iii) provide end-to-end network solutions to business customers in key Latin American business centers.

     Today, the Company is operating state-of-the-art fiber optic ATM/IP networks in Santiago, Chile and Lima, Peru, and as a result of the Company's February 1999 acquisition of Teleductos, S.A. the Company currently has operations in Bogota and Cali Colombia. ATM is an information transfer standard that is one of a general class of packet technologies. ATM can be used by many different information systems, including local area networks to deliver traffic at varying rates, permitting a mix of voice, data, video and multimedia. The fiber optic cable installed in (i) Santiago, runs through the downtown business district and the outlying industrial and airport corridor, (ii) Lima, runs through the major commercial and industrial districts of Lima, and the port city of Callao and (iii) Bogota, runs through the major commercial and industrial districts of Bogota. A summary of key metrics as of September 30, 1999 follows:

                      AS OF SEPTEMBER 30, 1999 (UNAUDITED)

                                                         CHILE        PERU       COLOMBIA    CORPORATE       TOTAL
                                                        ------       ------       ------       ------      -------
NETWORK INSTALLATION
          Route Kilometers ......................          237          763          666                     1,666
                                                        ------       ------       ------                    ------
          Fiber Kilometers ......................        3,814       25,165       13,303                    42,282
          ATM Nodes Installed ...................            5           22            5                        32
          Buildings Wired .......................           95          140          662                       897
          Long Distance Switches ................            3            1           --                         4
          Teleports .............................            1            1           --                         2
OPERATING INDICATORS
          Employees .............................          249          209          127           11          596
          Total Ports Installed .................          690          187        1,690                     2,567
            Dedicated Internet ..................          248          167            3                       418
            Data ................................          790          166        1,741                     2,697
          Customers:
            Dedicated Internet Access Customers .          291          167           --                       458
            Data Transmission Customers .........          214           50          172                       436
          Dial-Up Internet Access Customers .....        5,019           --           --                     5,019

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

         In Peru, the Company operates through a wholly owned subsidiary, FirstCom Peru S.A. ("FirstCom Peru") (formerly known as Resetel S.A.) Given the substantial completion of its fiber optic network as of March 1999, FirstCom Peru began providing multinational, national and local businesses a broad array of high quality data, video and voice communication services, including LAN interconnection, frame relay, remote terminal access and dedicated channels for access to the Internet, on a private line basis. As a result of the accelerated liberalization of Peru's telecommunications markets and expiration of Telefonica de Peru's exclusive concession to provide public switched local and long distance telephony services effective August 1, 1998, FirstCom Peru has been granted concessions to provide international and domestic public switched long distance voice services and public switched local voice services in Peru.
During August 1999, FirstCom Peru began terminating international long distance traffic in Peru.

     In February 1999, the Company acquired 76% of FirstCom Colombia S.A. ("FirstCom Colombia) (formerly known Teleductos S.A.), a company then operating in the Colombian cities of Bogota, Cali and Cartagena. FirstCom Colombia provides over 160 multinational, national and local businesses a broad array of high quality data communication services, including LAN to LAN interconnection, frame relay, and dedicated channels for access to local information warehouses (i.e. the Bogota stock exchange), on a private line basis.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         REVENUES. Consistent with 1998, during the first nine months of 1999 the majority of the Company's revenues were derived primarily from its operations in Chile. However, as a result of the acquisitions of FirstCom Internet, FirstCom Colombia and the substantial completion of the ATM/IP networks in Chile and Peru, long distance revenues dropped from 92% of total revenues for the nine months ended September 30, 1998 to 70% of total revenues for the nine months ended September 30, 1999. The Company expects revenues to increase over the next few years due to the expansion of its operations in Peru, Chile and Colombia.

         The Company's revenues were $31,410 for the nine months ended September 30, 1999 as compared to $10,651 for the nine months ended September 30, 1998. Long distance revenues increased from $9,799 for the nine months ended September 30, 1998 to $21,934 for the nine months ended September 30, 1999. These revenues were generated through the sale of approximately 80.3 million and 32.6 million minutes for the nine months ending September 30, 1999 and 1998, respectively, resulting in an average revenue per minute of approximately $0.27 and $0.30, respectively. The increased long distance revenue was driven by the marketing and promotional campaigns that started in mid-1998 and the initiation of long distance services in Peru. The decrease in the revenue per minute is due to an increased mix of domestic long distance traffic. Internet and data service revenue of $9,476 earned during the nine months ended September 30, 1999 was mostly generated by FirstCom Colombia, FirstCom Internet in Chile and as a result of the initiation of internet and data services over the Company's ATM/IP network in Peru and Chile.

         COST OF REVENUES. Cost of revenues include both the cost of services provided and the cost of equipment sold. For the nine months ended September 30, 1999 cost of revenues relate principally to long distance services and include access charges paid to local exchange carriers and transmission payments to other carriers. Cost of revenues also include payments for rights of way related to the Company's fiber optic networks.

         The Company's cost of revenues was $20,354 for the nine months ended September 30, 1999 as compared to $8,491 for the nine months ended September 30, 1998. This increase was primarily attributable to increased long distance and data revenues.

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

         The Company's selling, general and administrative expenses were $16,462 for the nine months ended September 30, 1999 as compared to $7,975 for the nine months ended September 30, 1998. This increase was primarily attributable to the hiring of additional personnel related to the growth of the Peruvian and Chilean operations, the acquisition of FirstCom Colombia and FirstCom Internet and increased marketing efforts in Chile and Peru. At September 30, 1999 the Company had approximately 596 employees compared to 236 at September 30, 1998.

         DEPRECIATION AND AMORTIZATION. The Company depreciates its telecommunications networks and intangible assets on a straight line basis over their estimated useful lives. The Company believes that depreciation and amortization expense will continue to increase with the expansion of its operations.

         The Company's depreciation and amortization was $4,768 for the nine months ended September 30, 1999 as compared to $1,612 for the nine months ended September 30, 1998. This increase was primarily attributable to continued investment in the Company's telecommunications networks.

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

         The Company's interest expense was $16,632 for the nine months ended September 30, 1999 as compared to $15,284 for the nine months ended September 30, 1998. Capitalization of interest costs in connection with the Company's construction of its fiber optic network in Lima, Peru decreased from $1,605 for the nine months ended September 30, 1998 to $1,532 for the nine months ended September 30, 1999 and were offset by increased interest expense related to bank debt and promissory notes resulting from the acquisition of FirstCom Colombia.

         INTEREST INCOME AND OTHER. The Company currently earns interest income on cash and cash equivalents, restricted cash, and restricted investments.

         The Company's interest income and other was $1,194 for the nine months ended September 30, 1999 as compared to $4,287 for the nine months ended September 30, 1998. This decrease was primarily attributable to a reduction in restricted cash and investments.

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


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         REVENUES. Consistent with 1998, during the third quarter of 1999 the majority of the Company's revenues were derived primarily from its operations in Chile. However, as a result of the acquisitions of FirstCom Internet, FirstCom Colombia and the substantial completion of the ATM/IP networks in Chile and Peru, long distance revenues dropped from 94% of total revenues for the three months ended September 30, 1998 to 66% of total revenues for the three months ended September 30, 1999.

         The Company's revenues were $10,433 for the three months ended September 30, 1999 as compared to $3,836 for the three months ended September 30, 1998. Long distance revenues increased from $3,600 for the three months ended September 30, 1998 to $6,929 for the three months ended September 30, 1999. These revenues were generated through the sale of approximately 26.8 million and 12.7 million minutes for the three months ending September 30, 1999 and 1998, respectively, resulting in an average revenue per minute of approximately $0.26 and $0.28, respectively. The increased long distance revenue was driven by the marketing and promotional campaigns that started in mid-1998 and the initiation of long distance services in Peru. Internet and data service revenue of $3,504 earned during the three months ended September 30, 1999 was mostly generated by FirstCom Colombia, FirstCom Internet in Chile and as a result of the initiation of internet and data services over the Company's ATM/IP network in Peru and Chile. .

         COST OF REVENUES. Cost of revenues include both the cost of services provided and the cost of equipment sold. For the three months ended September 30, 1999 cost of revenues relate principally to long distance services and include access charges paid to local exchange carriers and transmission payments to other carriers. Cost of revenues also include payments for rights of way related to the Company's fiber optic networks.

         The Company's cost of revenues was $5,606 for the three months ended September 30, 1999 as compared to $2,984 for the three months ended September 30, 1998. This increase was primarily attributable to increased long distance and data revenues.

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

         The Company's selling, general and administrative expenses were $5,925 for the three months ended September 30, 1999 as compared to $3,435 for the three months ended September 30, 1998. This increase was primarily attributable to the hiring of additional personnel related to the growth of the Peruvian and Chilean operations, the acquisition of FirstCom Colombia and FirstCom Internet and increased marketing efforts in Chile and Peru.

         DEPRECIATION AND AMORTIZATION. The Company depreciates its telecommunications networks and intangible assets on a straight line basis over their estimated useful lives. The Company believes that depreciation and amortization expense will continue to increase with the expansion of its operations.

         The Company's depreciation and amortization was $2,065 for the three months ended September 30, 1999 as compared to $512 for the three months ended September
30, 1998. This increase was primarily attributable to continued investment in the Company's telecommunications networks.

         INTEREST EXPENSE. The Company currently incurs interest expense on the outstanding Senior Notes (as defined below), bank debt, promissory notes, and vendor financing. Interest expense has been reduced for amounts capitalized related to the Company's construction of its fiber optic networks. Interest costs reported with respect to the Company's Senior Notes include amortization of (i) deferred financing costs and (ii) original issue discount related to detachable warrants

         The Company's interest expense was $5,912 for the three months ended September 30, 1999 as compared to $4,632 for the three months ended September 30, 1998.
This increase was primarily due to decreased capitalization of interest costs in connection with the Company's construction of its fiber optic network in Lima, Peru and increased interest expense related to bank debt and promissory notes resulting from the acquisition of FirstCom Colombia.

         INTEREST INCOME AND OTHER. The Company currently earns interest income on cash and cash equivalents, restricted cash, and restricted investments.

         The Company's interest income and other was $575 for the three months ended September 30, 1999 as compared to $1,028 for the three months ended September 30,
1998. This decrease was primarily attributable to a reduction in restricted cash and investments.

         INCOME TAXES. The Company is subject to federal, state and foreign income taxes but has incurred no liability for such taxes due to net operating losses incurred. Under certain circumstances, these net operating losses could be used to offset future taxable income. The Company's net deferred tax assets, which result primarily from the future benefit of these net operating losses, are fully offset by a valuation allowance for the same amount because of the uncertainty surrounding the future realization of these net operating loss carryforwards. However, as the Company expands its fiber optic networks in Chile ,Peru and Colombia, the Company expects to generate taxable income. Certain tax benefits could expire prior to the time the Company generates taxable income

LIQUIDITY AND CAPITAL RESOURCES

         On October 27, 1997, the Company consummated a private offering (the "Senior Note Offering") of 150,000 Units (the "Units")consisting of an aggregate of $150,000 aggregate principal amount of 14% Senior Notes due October 27, 2007 (the "Senior Notes") and 5,250,000 Unit Warrants to purchase 5,250,000 shares of common stock of the Company at an exercise price of $4.40 per share. In addition, UBS Securities LLC, the initial purchaser of the Units in the Senior Note Offering, was granted 2,250,000 warrants to acquire 2,250,000 shares of common stock of the Company at an exercise price of $4.40 per share.

         Approximately $57 million of the proceeds were invested in an escrow fund (referred to herein on the Company's balance sheet as "Restricted Investments") for payment of interest on the Senior Notes through October 27, 2000. Under certain circumstances, Restricted Investments may be used for repayment of principal of the Senior Notes. Restricted investments will be reduced by $10.5 million on each of April 27 and October 27 during 1998, 1999 and 2000 to pay interest on the Senior Notes. Approximately $62,000 of the proceeds were deposited in an account controlled by a trustee (referred to on the 12

Company's balance sheet as "Restricted Cash") for payment of Permitted Expenditures, as defined in the Indenture Agreement between the Company and State Street Bank, as Trustee (the "Indenture").

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

         On November 11, 1998 a subsidiary of the Company entered into a financing arrangement (the "First Vendor Financing") with one of the Company's significant equipment vendors. The terms of the First Vendor Financing are as follows: (i) maximum amount available $10,000 (ii) interest rate of LIBOR plus 5.5%, (iii) the Company may draw on the facility until December 31, 2000, (iv) draws under the facility shall be repaid in 20 consecutive quarterly principal and interest payments, (v) the First Vendor Financing is collateralized by the equipment being financed. On July 28, 1999 the Company increased the maximum amount available under the First Vendor Financing from $10,000 to $29,500. As of September 30, 1999 the Company had $2,998 outstanding under the First Vendor Financing.

         On December 24, 1998 a subsidiary of the Company entered into a financing arrangement (the "Second Vendor Finanacing") with another one of the Company's significant equipment vendors. The terms of the Second Vendor Financing are as follows: (i) maximum amount available $10,000 (ii) interest rate of Libor plus 4%, (iii) the Company may draw on the facility until December 31, 2000, (iv) draws under the facility shall be repaid in 20 consecutive quarterly principal and interest payments beginning on March 31, 2001, (v) interest only quarterly payments shall be made for each draw from the respective date of funding through December 31, 2000, (vi) the Second Vendor Financing will be collateralized by the equipment being financed. As of September 30, 1999 the Company had no amounts outstanding under the Second Vendor Financing.

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

     On August 4, 1999, the Company converted $5,000 of outstanding promissory notes into 500,000 shares of the Company's common stock.


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

         Net cash used in operating activities for the nine months ended September 30, 1999 was $18,887. This amount represented cash used to fund the Company's net loss for the period and increase in accounts receivables offset by an increase in accrued interest payable.

         Net cash used in investing activities for the nine months ended September 30, 1999 was $8,098. This amount primarily represented the Company's continued build-out of its fiber-optic network in Peru and the February 1999 acquisition of FirstCom Colombia offset by the use of restricted cash to fund such items. The growth of the Company's fiber networks was evidenced as route kilometers and fiber kilometers increased from approximately 820km and 25,500km, respectively, as of December 31, 1998 to approximately 1,666km and 42,282km, respectively, as of September 30, 1999.

         Net cash provided by financing activities for the nine months ended September 30, 1999 was $25,830. This amount represented proceeds from (1) the issuance of Preferred Stock (2) the exercise of outstanding stock options and warrants, (3) the use of restricted investments to fund an interest payment on the Senior Notes and (4) the Company's credit facilities with equipment vendors. As of September 30, 1999, the Company had approximately $37,000 available under credit facilities with equipment vendors.

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

         The Company's Year 2000 Program (the "Program") consists of the following phases:

(i) Preliminary Assessment - During this phase the Company will inventory all existing hardware and software and assess Year 2000 compliance. This assessment is based on documented representations from vendors and Company personnel and third party consultants for Company developed software. As of September 30, 1999 approximately 100% of this phase was completed.

(ii) Action Definition - For items identified as requiring an upgrade, replacement or other action to achieve Year 2000 compliance, a detailed action plan, including estimated completion times and corrective steps, is developed. As of September 30, 1999, approximately 99% of this phase was completed.

(iii) Execution - During this phase the action steps as defined in phase (ii) are performed. Any additional action items identified are prioritized and added to the action plan. As of September 30, 1999, approximately 95% of this phase was completed.

(iv) Operational Compliance - The Company anticipates completing phases (i) through (iii) by November 30, 1999, prior to any anticipated impact on its operating systems.

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

         While the Company is working to test its own mission-critical systems for Year 2000 compliance, the Company does not control the systems of its suppliers. The company is currently seeking assurance from its suppliers and strategic business partners regarding the Year 2000 readiness of their systems. The Company is developing interoperability tests to ensure that its suppliers' and business partners' systems will accurately interact with the Company's systems into and beyond the Year 2000. Notwithstanding these measures there is some risk that the interaction of the Company's systems and those of its suppliers or business partners may be impacted by the Year 2000 date change. In addition, in light of the vast interconnection and interoperability of telecommunications networks worldwide, the ability of any telecommunications provider, including the Company, to provide services to its customers (e.g., to complete calls and transport data and to bill for such services) is dependent, to some extent, on the networks and systems of other carriers. To the extent the networks and systems of those carriers are adversely impacted by the Year 2000 problems, the ability of the Company to service its customers may be adversely impacted as well. Any such impact could have a material adverse effect on the Company's operations.

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

                                     PART II

                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits listed below are filed as part of this Report.

     EXHIBIT                        DESCRIPTION
     -------                        -----------
      27                            Financial Data Schedule for the nine months
                                    ended September 30, 1999

(b) Reports on Form 8-K

         (i)      November 4, 1999, disclosure of merger agreement with AT&T
                  Corp.

         (ii) August 6, 1999, disclosure of issuance of 500,000 shares of common stock to convert $5,000,000 of promissory notes

         (iii) August 2, 1999, disclosure of amendment to financing agreement with Cisco Systems Capital Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf be the undersigned, thereunto duly authorized.

FIRSTCOM CORPORATION

/s/ PATRICIO E. NORTHLAND                                          11/15/99
-----------------------------                                      --------
    Patricio E. Northland                                          Date
    Chairman of the Board,
    President, and Chief Executive Officer
    (Principal Executive Officer)

/s/ DOUGLAS G. GEIB II                                             11/15/99
-----------------------------                                      --------
    Douglas G. Geib II                                             Date
    Chief Financial Officer
    (Principal Financial Officer)

                                  EXHIBIT INDEX

     EXHIBIT                        DESCRIPTION
     -------                        -----------
      27                            Financial Data Schedule for the nine months
                                    ended September 30, 1999