Form 10-K405
period 1999-12-31
FIRSTCOM CORP
filed 2000-02-23
CIK 850629

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ________

           COMMISSION FILE NUMBER 0-25194

                              FIRSTCOM CORPORATION

                     (Exact name of Registrant as specified)

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

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

         The aggregate market value at February 4,2000 of the registrant's shares of Common Stock, $.001 par value (based upon the average bid and ask price of $32.63 per share of such shares on the NASDAQ SmallCap Market), held by non-affiliates of the registrant was approximately $847,560,000. Solely for the purposes of this calculation, shares held by directors and officers of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

         At February 4, 2000, there were outstanding 29,074,891 shares of the Registrant's Common Stock.

                           FORWARD LOOKING STATEMENTS

         THE INFORMATION CONTAINED IN THIS DOCUMENT CONTAINS "FORWARD-LOOKING STATEMENTS" THAT REFLECT THE COMPANY'S CURRENT EXPECTATIONS, HOPES, INTENTIONS, PLANS AND STRATEGIES. THE WORDS OR PHRASES "IS EXPECTED," "WILL CONTINUE," ANTICIPATES," "ESTIMATES," "EXPECTS," "PLANS," "INTENDS," OR SIMILAR EXPRESSIONS IN THIS DOCUMENT ARE INTENDED TO IDENTIFY "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 27A OF THE SECURITIES ACT OF 1933, AS ENACTED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THERE CAN BE NO ASSURANCE THAT SUCH FORWARD-LOOKING STATEMENTS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM THE EXPECTATIONS THAT MAY BE IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE ECONOMIC, BUSINESS AND POITICAL ENVIRONMENT OF THE LATIN AMERICAN COUNTRIES IN WHICH THE COMPANY OPERATES, CHANGES IN GOVERNMENTAL REGULATION, THE COMPANY'S LIQUIDITY AND CAPITAL RESOURCES, COMPETITION, ACTUAL DEMAND FOR THE COMPANY'S SERVICES AND THE OTHER FACTORS IDENTIFIED IN THIS DOCUMENT. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. ALL STATEMENTS IN THIS DOCUMENT ARE FORWARD-LOOKING STATEMENTS, EXCEPT FOR HISTORICAL INFORMATION CONTAINED IN THIS DOCUMENT.

ITEM 1. BUSINESS

GENERAL. FirstCom Corporation ("FirstCom" or the "Company") provides broadband communications services primarily to business customers in four major metropolitan business centers: Santiago, Chile; Lima/Callao, Peru; and Bogota and Cali, Colombia. FirstCom primarily targets business customers, communications carriers and high volume users by offering a wide range of high bandwidth integrated telecommunication services including data, voice, video, audio and Internet access. Specific service offerings vary depending on the current concessions held by FirstCom in each particular country, as well as local laws and regulations and the infrastructure in each country.

         Until November 1996, FirstCom was a development stage company whose activities primarily consisted of the acquisition of licenses, concessions and rights-of-way in selected Latin American communications markets. Since that time, FirstCom has focused on the deployment and operation of high-capacity fiber optic networks in Latin American business centers.

         FirstCom currently owns and operates fiber optic ATM/IP networks in Santiago, Chile, Lima/Callao, Peru, and Bogota and Cali, Colombia. ATM/IP is an information transfer standard that is one of a general class of packet-based technologies. ATM/IP can be used by many different information systems, including local area networks, to deliver traffic at varying rates, permitting a mix of data, voice, video and Internet applications. As of December 31, 1999, FirstCom's primary and secondary backbone and access network consisted of the following, by country:

/bullet/ CHILE: approximately 276 route kilometers extending through Santiago's downtown business district and the outlying industrial and airport corridor;

/bullet/ PERU: approximately 1,007 route kilometers extending through Lima's major commercial and industrial districts and the port city of Callao; and

/bullet/ COLOMBIA: approximately 715 route kilometers extending through the major commercial and industrial districts of Bogota and Cali.

           CHILE. In Chile, FirstCom currently holds concessions to provide the following services:

/bullet/ data and voice transmission services and value-added services on a private line basis;

/bullet/ public switched domestic and international long distance services; and

/bullet/ public switched local services.

         FirstCom also maintains a concession to own and operate satellite earth stations throughout Chile.

         Through FirstCom's Chilean subsidiaries, FirstCom currently provides its corporate customers in Santiago with the following broadband communications services:

/bullet/ high-quality voice and high-speed data communications services on a private line basis, LAN to LAN interconnections, dedicated channels for access to local information warehouses (e.g. credit bureaus, etc.), remote terminal access, PBX to PBX connections, remote printing capabilities, local and wide area network design, engineering, installation, systems' integration and support services;

/bullet/ domestic and international long distance services, switched and transported, in part, through FirstCom's own gateway switch and satellite earth station, as well as through interconnections with other Chilean long distance carriers; and

/bullet/ high-speed Internet access services including value-added services such as web hosting and mission critical applications.

         PERU. In Peru, FirstCom currently holds concessions to provide the following services:

/bullet/ data and voice transmission services and value-added services on a private line basis;

/bullet/ public switched domestic and international long distance services; and

/bullet/ public switched local services.

         Through its Peruvian subsidiary, FirstCom currently provides its corporate customers in Lima and Callao with the following broadband communications services:

/bullet/ high-quality voice and high-speed data communications services on a private line basis, LAN to LAN interconnection and remote terminal access;

/bullet/ domestic and international long distance services switched and transported through interconnections with Telefonica del Peru;

/bullet/ local voice services switched and transported through Telefonica del
         Peru (service to begin in 2000); and

/bullet/ high-speed Internet access services.

         COLOMBIA. In Colombia, FirstCom currently holds concessions to provide data and voice transmission services and value-added services on a private line basis.

         Through its Colombian operations, FirstCom currently provides to its corporate customers in Bogota and Cali with the following broadband communications services:

/bullet/ high-quality voice and high-speed data communications services on a private line basis, LAN to LAN interconnection and remote terminal access;

/bullet/ high-speed Internet access services.

         FirstCom entered the Colombian market in February 1999 with the acquisition of approximately 76% of Teleductos S.A., now known as FirstCom Colombia S.A. ("FirstCom Colombia") and has a presence in Bogota and Cali. In October 1999 FirstCom increased its ownership of FirstCom Colombia to 86%.

         BUSINESS STRATEGY. FirstCom's objective is to become a leading provider of broadband communications services mainly to business customers in key Latin American business centers. To achieve this objective, FirstCom intends to:

/bullet/ FOCUS ON HIGH-DEMAND BUSINESS CUSTOMERS. FirstCom has deployed its assets in key metropolitan markets in Chile, Peru and Colombia where there are concentrations of business customers with high demand for broadband services. It targets financial services companies, media and content providers, technology companies, government entities, multinational corporations, Internet service providers and communications carriers, as well as small and medium sized businesses.

/bullet/ OFFER BUNDLED PACKAGES OF COMMUNICATIONS SERVICES. FirstCom bundles a number of data, voice, video conferencing, Internet and electronic commerce services to provide its customers with a full suite of products. It believes that bundling these services enhance its ability to penetrate markets quickly and to build and maintain customer loyalty.

/bullet/ ACCELERATE ITS INTERNET OFFERINGS. FirstCom intends to capitalize on the substantial demand for Internet services within the Latin American business community. It plans to accelerate deployment of high-speed Internet access services, web hosting services, data center management, hosting of mission critical applications and other Internet-related services.

/bullet/ PROVIDE SUPERIOR CUSTOMER SERVICE. FirstCom plans to provide best-in-class service and maintain a company-wide commitment to quality and customer loyalty. FirstCom believes that its emphasis on customer care and service will result in a distinct competitive advantage in Latin America.

/bullet/ DEPLOY A TECHNOLOGICALLY ADVANCED NETWORK. FirstCom's in-country networks use ATM/IP based platforms to offer fully integrated data, voice, video conferencing, Internet and electronic commerce services, all delivered to the customer through a single connection. FirstCom also intends to use advanced networks to offer service level agreements and to enable multi-service platform offerings to its business customers.

/bullet/ DEVELOP NETWORKS TO PROVIDE BOTH REGIONAL REACH AND LOCAL presence.
         FirstCom intends to continue to expand its network coverage to the business, industrial and commercial sectors within Latin America's major cities to achieve high penetration of buildings passed and wired. FirstCom's networks use fiber optic technology and will introduce high-speed wireless connectivity, where appropriate, to broaden network coverage without sacrificing service quality.

/bullet/ EXPLOIT ECONOMIES OF SCALE AND SCOPE. FirstCom plans to use its regional presence to generate significant economies of scale and scope. Those economies include potentially increased buying power with key vendors, regional marketing campaigns, increased centralized customer service, common billing platforms and shared expertise in network management and development, engineering and maintenance.

/bullet/ PURSUE STRATEGIC ACQUISITIONS AND ALLIANCES. FirstCom intends to pursue suitable acquisitions and alliances to increase its network coverage, customer base and service offerings.

         FirstCom's proposed merger with AT&T Latin America Corp., which is discussed below, is a major step towards implementation of FirstCom's strategy.

         The Company has tailored its strategy to adapt to the specific economic and regulatory environments of each market in which the Company operates. The Company's ability to implement its business strategy may be affected by a number of factors including among others, the following: general national and international economic , business and political conditions, as well as conditions in the regions in which the Company operates; demographic change; existing government regulations and changes in government regulations; competition; the loss of any significant customers; changes in business strategy or development plans; technological developments; the ability to attract and retain qualified personnel; the significant indebtedness of the Company; the availability and terms of capital to fund the expansion of the Company's business; and other factors referenced in this annual report. Each of these factors is, to a large extent, subject to economic, financial, competitive, regulatory and other factors, many of which are beyond the Company's control. Accordingly, there can be no assurance that the Company will successfully implement its business strategy, in whole or in part. The Company's viability, profitability and growth depend upon the successful continued implementation of its business plan.

PROPOSED MERGER WITH AT&T LATIN AMERICA CORP.

         On November 1, 1999, FirstCom entered into an Agreement and Plan of Merger (the "Merger Agreement") with AT&T ("AT&T"), AT&T Latin America Corp. (formerly Kiri Inc.), an indirect wholly-owned subsidiary of AT&T ("AT&T Latin America"), and Frantis, Inc., a Delaware corporation ("Frantis"). The Merger Agreement provides for the merger (the "Merger") of FirstCom with and into Frantis, which is a direct wholly owned subsidiary of AT&T Latin America Corp.

         Pursuant to the Merger, which is subject to approval of FirstCom's shareholders, among other conditions, shareholders of FirstCom will receive (i) one share of Class A common stock ("Class A Shares") of AT&T Latin America in exchange for each share of common stock of FirstCom; and (ii) one share of Series A convertible preferred stock of AT&T Latin America in exchange for each share of Series A Preferred Stock, of FirstCom.

         AT&T Latin America today owns and operates, through its Netstream subsidiary, fiber optic networks in the Brazilian cities of Sao Paulo, Rio de Janeiro, Belo Horizonte and Barueri/Alphaville. It continues to expand its existing networks and has plans to begin building additional networks in the Brazilian cities of Brasilia, Campinas, Curitiba, Port Alegre and Salvador during 2000. AT&T acquired Netstream from Promon Ltda. ("Promon") and its affiliates in December 1999. At that time, AT&T contributed all of its interest in Netstream, plus $10 million in cash, to AT&T Latin America.

         Upon consummation of the Merger, on a fully-diluted basis, AT&T will own approximately 60% of the shares of common stock of AT&T Latin America, in the form of Class B Common Stock ("Class B Shares"), Promon will own approximately 6% of the shares of common stock of AT&T Latin America, in the form of Class A Shares, and the former shareholders of FirstCom will own approximately 34% of the common stock of AT&T Latin America in the form of Class A Shares.

         Each Class A Share will be entitled to one vote per share and each Class B Share will be entitled to ten votes per share, on all matters submitted to a vote of the stockholders of AT&T Latin America. Upon the closing of the Merger, the Class A Shares will be listed for trading on the Nasdaq National Market System, and the common stock of FirstCom will no longer be traded. The Class B Shares will not be publicly listed or traded.

         Immediately after AT&T completed its acquisition of Netstream, SL Participacoes S.A., an affiliate of Promon, contributed $40 million in cash to AT&T Latin America in exchange for a 10% equity interest. Promon is a leading engineering and construction group based in Brazil, which has broad experience, in Brazil and throughout Latin America, providing integrated engineering solutions and construction management services to the communications, power, petrochemicals and manufacturing industries.

         The closing of the Merger Agreement is subject to certain conditions, including, but not limited to, the contribution by the stockholders of AT&T Latin America (other than the stockholders of FirstCom) to AT&T Latin America of a total of not less than $70 million in cash equity (including the $50 million contributed to date), the provision by AT&T of a $100 million revolving credit facility to AT&T Latin America and, if requested by AT&T, the successful completion of a tender offer for FirstCom's 14% Notes due 2007. FirstCom believes it is likely that AT&T will request the Company to initiate a tender offer for the Notes. Further, the Merger is subject to the approval of the Merger by FirstCom's shareholders and certain regulatory approvals.

         The Merger Agreement contains provisions restricting the conduct of the Company's business until the Merger is closed or the Merger Agreement is terminated. With certain exceptions, these provisions prohibit the Company from, among other things, issuing capital stock, declaring dividends, disposing of a material amount of assets, making material capital expenditures, incurring indebtedness, entering into or amending its organizational documents, in each case without the consent of AT&T.

         The Merger Agreement contains similar provisions restricting the conduct of AT&T Latin America's business, which provisions prohibit AT&T Latin America from taking similar actions to those described above without the consent of FirstCom.

         Either of FirstCom or AT&T is entitled to terminate the Merger Agreement if the Merger has not been completed by May 31, 2000.

INDUSTRY OVERVIEW

         Liberalization of the global communications industry and technological change have resulted in an increasingly data-intensive business environment. In Latin America, regulatory, technological, marketing and competitive trends have expanded opportunities in the converging voice and data communications markets. Liberalization of the communications industry in Latin America is also leading to expanded opportunities in the local communications services market.

         Existing communications infrastructure in Latin America generally has limited capability. The Company believes that there is significant unmet demand for advanced communications services, including reliable, high capacity data circuits, private line local area networks and domestic and international long distance connectivity.

         FirstCom believes that deregulation of the communications sector in many Latin American countries, coupled with technological innovation, will lead to market developments similar to those that have occurred in the United States. These developments would include an increase in traffic volume and the market entry of new communications service providers. However, FirstCom cannot assure you that deregulation in Latin America will have this effect. A reversal of the recent regulatory trend could adversely affect recent entrants to the market, including FirstCom.

         FirstCom believes that demand for transmission capacity will continue to increase as customers require increased capability to handle complex data, voice and video communications. Digital signals carried over optical fibers are superior in many respects to signals carried over copper wires, wireless or satellite-based transmission systems. In Latin America, many incumbents and other communications carriers continue to use such older technologies for parts of their networks, although many incumbents are using fiber optic technology to expand their existing networks. In addition to offering significantly faster and more accurate transmission of data and voice communications, digital fiber optic networks generally require less maintenance than comparable copper wire networks.

LOCAL ACCESS MARKET

         The local access market in both developed and emerging countries, which once was the domain of incumbent carriers, is increasingly open to competition. Throughout Latin America, including the countries in which FirstCom currently operates, local markets may be entered via any combination of (i) construction of proprietary wired network infrastructure, (ii) construction of wireless local loop, PCS or cellular networks and (iii) resale using an existing local carrier's network.

         FirstCom has based its strategy in part on the experiences of alternative service providers and competitive local exchange carriers in the United States and other developed countries. However, in Latin America the regulatory and market environments differ from country to country and differ from those in the United States and other developed countries. As a result, FirstCom cannot assure you that the liberalizing Latin American markets and the emerging role of alternative service providers will be comparable to trends in more developed countries.

BUSINESS AND SERVICES IN LATIN AMERICA

         COMPETITIVE POSITION. FirstCom believes that it has important competitive strengths in the Chilean, Peruvian and Colombian markets, including the following:

/bullet/ extensive fiber optic networks installed in the commercial, industrial and financial centers, featuring technologically advanced network hardware and centralized network management;

/bullet/ high-quality, advanced technology in the components of the network infrastructure, which supports the company's broadband communications services without the restrictions imposed by legacy platforms;

/bullet/ capability to deploy network extensions rapidly and to provide new services; and

/bullet/ entrepreneurial, customer-driven business culture, with a strong reputation for innovation, service and quality among customers;

         NETWORKS. FirstCom's broadband communications networks provide "first mile" links within a given metropolitan area and connectivity to points outside each metropolitan area. FirstCom deploys its network facilities to reach larger office buildings, office parks and other high concentrations of business access lines and potential business customers. By doing so, it seeks to use capital efficiently to reach a maximum number of customers and prospects. FirstCom does not currently own or use any material tangible property other than its broadband communication facilities.

         FirstCom will continue to deploy and expand its networks in the central financial and business districts of major metropolitan areas. FirstCom also intends to extend selectively its metropolitan networks to reach nearby concentrations of industrial and multinational corporate customers. It plans to connect its metropolitan area networks initially using fiber optic capacity leased on a short-term basis. As inter-city traffic increases, FirstCom intends to replace that short-term leased capacity by constructing, purchasing, swapping or signing long-term leases for fiber optic links.

         In each of the metropolitan areas, the Company's broadband communications networks consist of the following components:

/bullet/ a network management center, operating on a 24-hour/7-day basis, where
         FirstCom monitors the functioning of the network and traffic patterns;

/bullet/ primary "backbone" rings of fiber optic cable, each connected to the network management center, extending through the main areas or avenues served by the network;

/bullet/ numerous secondary rings of fiber optic cable, each connected to the backbone ring, which extend the network along additional streets and to other locations where the individual buildings served are located;

/bullet/ for each building served, a fiber optic access cable connecting central transmission equipment in the building to the secondary ring in the street; and

/bullet/ for each customer in a building, a fiber optic or high speed copper cable (UTP) connecting the building's central transmission equipment unit to one or more customer units.

         FirstCom's fiber optic networks provide greater bandwidth, reliability, security and transmission quality compared to legacy transmission facilities, such as copper cable or satellite systems. FirstCom intends to continue to deploy its networks using fiber optic technology and to introduce high-speed wireless connectivity, where appropriate, to broaden network coverage without sacrificing service quality.

         FirstCom's metropolitan ATM/IP networks enable it to provide its advanced data, voice, video, multimedia conferencing, Internet and electronic commerce services through a single customer connection. FirstCom believes that its ATM/IP-based networks have the following characteristics:

/bullet/ the ability to transport distinct types of traffic (e.g., data, voice, video) over the network using a single transmission system;

/bullet/ cost efficiency, due to the reduced amount of hardware required to transmit diverse traffic;

/bullet/ high-speed routing of traffic through the network, due to fewer capacity "bottlenecks";

/bullet/ high network and service reliability through utilization of ring-based, self-healing capabilities;

/bullet/ high degree of control, flexibility and manageability of the networks, allowing for more sophisticated central management; and

/bullet/ high levels of transmission quality.

         FirstCom's network architecture is compatible with prior-generation transmission standards used in public networks in Latin America, so traffic can be passed readily between and among the Company's networks, other local private networks and public national networks. These technological advantages, together with the high bandwidth of the Company's metropolitan area networks, permit it to offer the following service benefits to its customers:

/bullet/ an integrated package of data, video and audio services, as well as basic communications and transmission services, from a single provider;

/bullet/ data transmission speeds ranging up to 155 megabits per second and , within each metropolitan area, an ability to increase bandwidth easily;

/bullet/ an ability to accommodate flexibly the requirements of very large networks, such as dial-up networks used by Internet service providers and other complex multi-point networks used by financial institutions, multinational corporations, universities and government entities;

/bullet/ a high degree of transmission quality, with negligible error rate and "lost" traffic;

/bullet/ through sophisticated central network management systems, an ability to continuously monitor and optimize a customer's traffic patterns and to allow the customer to have full end-to-end visibility of network performance, even across interconnections with other carriers' networks;

/bullet/ maximum availability of the customer's internal and external networks and externally transmitted data through the "self-healing" design features, the networks re-route automatically any transmission over the network that is held up by faulty equipment or line damage; and

/bullet/    flexibility to upgrade rapidly transmission speed and bandwidth.

The locations and status of FirstCom's broadband communications networks are summarized in the table below:

                      Route
                    Kilometers          Buildings Wired
                 Installed as of            as of             Number of Ports
Country             12/31/99               12/31/99           as of 12/31/99
-------------- --------------------- ---------------------- --------------------
Peru                  1,007                   226                     733
-------------- --------------------- ---------------------- --------------------
Chile                   276                   178                   1,233
-------------- --------------------- ---------------------- --------------------
Colombia                715                   687                   1,801
-------------- --------------------- ---------------------- --------------------
Total                 1,998                 1,091                   3,767
-------------- --------------------- ---------------------- --------------------

         FirstCom has agreements in place for the interconnection of its long distance networks in Chile and Peru with the networks of the respective incumbent carriers. Those agreements are implemented by the co-location of terminal equipment in the premises of either FirstCom or the other companies. This interconnection permits the rapid satisfaction of customer service orders for services outside the Company's metropolitan area networks.

         FirstCom's communications equipment vendors have actively participated in planning and developing electronic equipment for use in its networks. FirstCom currently obtains ATM equipment and IP-based routers from Cisco Systems, Inc. and voice switching equipment from Nortel Networks Corp. FirstCom is in the process of analyzing additional suppliers in order to diversify its supplier base. Because FirstCom uses existing communications technology rather than developing new technology, its research and development expenditures are not material.

         SERVICES. FirstCom believes that customers demand high quality, cost effective communications services with simplified vendor interfaces. It also believes that larger and more sophisticated customers expect FirstCom to anticipate their communications requirements and provide customized solutions. By offering an integrated package of advanced as well as basic services, FirstCom believes it can access a larger market, improve customer retention, achieve higher margins and reduce the cost of acquiring new customers.

         FirstCom's integrated portfolio of services falls into several principal categories, which are described below:

/bullet/ data services;

/bullet/ Internet and IP-based services;

/bullet/ voice services; and

/bullet/ services to other carriers.

         DATA SERVICES. FirstCom's data services include basic connectivity services, such as point-to-point private lines, and private network services, which consist of multi-point communications such as wide area network ("WAN") services. The basic infrastructure, plus supporting services (available or being deployed) such as frame relay and ATM, allows FirstCom to implement different communications applications, to support a wide range of customers' needs. The availability of bandwidth and reliability of the services allow customers to support additional value-added services, such as video conferencing.

         INTERNET AND IP-BASED SERVICES. FirstCom's Internet services consist of dial-up and dedicated access services offered primarily to businesses, as well as wholesale Internet services offered to Internet Service Providers. Wholesale services allow Internet Service Providers to outsource entirely their access infrastructure to the company.

         VOICE SERVICES. FirstCom's voice services include a family of services that allow it to provide high quality, reliable voice communications. Through interfaces with other private networks and with public networks, customers are able to place and receive calls originating and terminating from outside the company's networks.

         SERVICES TO OTHER CARRIERS. FirstCom provides "last mile" access services to other carriers seeking to reach customers on its networks.

         SALES, MARKETING AND CUSTOMER SERVICE. In Chile, Peru and Colombia, FirstCom has a total sales force of approximately 94 professionals that are supported by the Company's technical engineering and network center staff. FirstCom's sales force is trained to emphasize the Company's customer-focused sales and service efforts, including its 24 hour/365 day customer service centers.

         FirstCom's sales force is supported by highly-experienced technical engineering personnel whose objective is to organize the efficient delivery of communications solutions to each customer. The technical staff's role includes the proper coordination of vendor service components, customer site preparation and installation, testing, delivery and maintenance of the service solution for the customer. All of FirstCom's engineering personnel have local market experience and are receiving additional training from key equipment vendors.

COUNTRY SPECIFIC OVERVIEW - CUSTOMERS, COMPETITION AND REGULATIONS

 CHILE
         COUNTRY OVERVIEW. Chile is a highly urbanized country, with an estimated population of approximately 15 million at December 1999, of which 85.0% are estimated to live in cities. Santiago, the capital of Chile and a major international economic center, has a population of approximately 5.1 million. The Chilean government has implemented a strategy to encourage foreign investment in Chile and it has privatized and deregulated many industries, including transportation, energy and communications. From 1994 through 1997, real GDP increased by an average annual rate of 6.1%. Inflation has been significantly curtailed, falling from 18.7% in 1991 to 6.3% in 1997. GDP has been projected to grow at an average annual growth rate of 4.3% through 2000.

         MARKET OVERVIEW. As the first Latin American communications market to commence deregulation, Chile has experienced substantial growth in its communications sector. According to Pyramid Research, Chile's lines in service have increased from approximately 2.7 million in 1997 to approximately 3.6 million in 1999, indicating a teledensity of approximately 24%.

         COMPETITION. Chile's telecommunications market is extremely competitive. Chile's local and long distance markets were both opened to competition in 1994, the only constraint being a six-year long distance market share cap imposed on Chile's former local services monopoly, Compania de Telefonos de Chile (CTC). There are currently five telecommunications groups that provide both local and long distance services, three of which also provide data services. There are also three other licensed providers of local telephony services and four other licensed providers of domestic and international long distance services. In the long distance market, Entel, the former long distance PTT, has a market share of approximately 40% for long distance. In the local telephony market, CTC, the former local services PTT, which was privatized in 1989, has a market share of approximately 90%.

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

         CUSTOMERS. For data and Internet services, FirstCom Chile currently has more than 500 business customers, FirstCom Chile also provides domestic and international long distance services to approximately 1,200 business customers and more than 5,000 residential customers through annual service contracts. In addition, FirstCom Chile provides casual dialing services to approximately 130,000 non-subscribed users. FirstCom Chile also provides routing services to a number of other long distance carriers, including Entel.

         TELECOMMUNICATIONS LAWS AND REGULATIONS. The Ley General de Telecomunicaciones, Law No. 18.168 (1982) (the "Chilean Telecommunications Law") and various decrees issued by the Ministry of Transportation and Telecommunications and other Chilean governmental authorities, constitute the legal and regulatory framework within which the Company provides services in Chile.

         In 1994, the Chilean Telecommunications Law was amended to promote greater competition in the telecommunications sector and to establish a framework for a multicarrier dialing system. The most significant amendments were: (i) in the case of local telephone services, only their affiliates or other related companies, rather than the local telephone carriers themselves, can now provide public long distance services and (ii) the establishment of all carriers' maximum market shares in the domestic long distance market for a four-year period and in the international long distance market for three years, each period measured from the inception of the multicarrier dialing system. Companies that carry traffic above these units will be subject to substantial financial penalties, and the Chilean Undersecretary of Telecommunications may suspend their service.

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

         Concessions and permits are granted by the Chilean government for a fixed term which is presently 30 years. These concessions and permits can be renewed for the same period if so requested by the concessionaire. However, because the Company's concession was granted before the establishment of fixed terms, such concession is deemed to be indefinite in accordance with its terms and with Transitory Article 3 Law Number 19.277. Concessions and permits cannot be assigned, transferred or leased without the prior authorization of the Undersecretary of Telecommunications, which authorization cannot be denied without reasonable cause.

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

         FirstCom Chile holds a concession with an unlimited duration to provide intermediate telecommunications services (the "Networks Concession"). The Networks Concession authorized the installation and operation of FirstCom Chile's fiber optic cable local network in metropolitan Santiago. The FirstCom Networks Concession authorizes the Company to provide voice and data transmission services and certain value-added services on a private line basis. The Networks Concession may not be transferred, assigned or leased, nor may control of the Chilean subsidiary holding the concession be transferred or assigned, without the prior approval of SUBTEL. FirstCom Chile holds a concession with an unlimited duration to construct and operate a network of satellite earth stations throughout Chile that can provide national and international long distance telecommunications services. In addition, FirstCom Chile is authorized to provide services based on 38 GHz wireless technology in Santiago. The Chilean Ministry of Transport and Communication granted FirstCom Chile a concession of unlimited duration to provide international and domestic long distance services in 1993. In 1998, FirstCom Chile was granted a concession to provide public switched local telephony services in Santiago.

         FEES, TARIFFS AND OTHER CHARGES. Currently, certain providers of domestic and international long distance services are subject to maximum tariffs fixed by the

Chilean government. The Chilean government establishes the maximum tariffs of regulated services by using a methodology that provides for the recovery of investments and the costs of operations of such services, as well as a profit based on the cost of capital. Under the Chilean Telecommunications Law, the structure, level and mechanism for indexing the affected services are fixed every five years by a joint decree issued by the Ministry of Transportation and Telecommunications and the Ministerio de Economia, Fomento y Reconstruccion (the "Ministry of the Economy") on the basis of the incremental costs of providing the tariffed service in each geographical service area where the service is provided, including capital costs taking into account the expansion plans of the regulated companies over the five year period. In the absence of expansion plans, the structure and level of rates are set on the basis of marginal long-term costs. Maximum tariffs are established on the basis of an economic model that relies on the costs of an ideally efficient enterprise that offers only the service subject to tariff. The tariff for each service that is subject to tariff regulation reflects the theoretical cost components associated with such service.

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

         Normally, foreign currency required to repatriate capital and profits must be obtained in the local currency market. Certificates authorizing the purchase of the foreign currency are issued by the Foreign Investment Committee, normally within 48 hours in the case of profits. Investors may be able to operate offshore foreign currency accounts which may be used to repatriate capital profits directly.

         The Foreign Investment Statute guarantees that restrictions applicable to the remittance of capital and profits will not be less favorable than those applying generally to the acquisition of foreign currency to pay for imports.

         TAXATION. Foreign investors and local businesses are generally treated equally, although foreign investors are given the benefit of certain fixed rate tax options which allow them to limit the impact of future adverse tax changes. There is a value-added tax (18% flat) charged on the importation of goods into the country, and on the sale of goods and rendering of services inside the country. The tax paid generates a revolving credit against the value-added tax collected from sales in a monthly basis.

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

 PERU
         COUNTRY OVERVIEW. Peru is the fourth largest country in South America with an estimated population of 25 million at December 1999. Lima, the capital of Peru and the major economic center in Peru, has a population of approximately
6.8 million. In 1990, the Peruvian government embarked on a series of economic and political measures to curtail inflation and restore economic stability. From 1994 through 1997, GDP increased by an average annual growth rate of 9.3%. Pyramid Research estimates that GDP will grow at a compound annual growth rate of 6.2% from 1997 to 2002.

         MARKET OVERVIEW. The Company believes that demand for telephone service in Peru has historically been unmet due to lack of investment, high prices, poor service and long waiting periods for service. One of the stated goals of privatizing Peru's former local and long distance incumbent, Telefonica del Peru, in 1994 (the "Privatization") was to expand significantly the national communications network and improve service quality. The number of lines in service has increased since the Privatization from approximately 772,000 in 1994 to approximately 2 million. Notwithstanding the significant recent growth in lines in service, Peru continues to have a relatively low penetration rate with
7.8 lines in service per 100 inhabitants as of the end of 1999. The Company believes that continued growth in demand for communication services in Peru will be influenced by the growth of the Peruvian economy, foreign investment and international trade, the continued expansion of the communications network and the re-balancing of tariffs. The Company believes that Peru's communications market offers an excellent environment for the growth of communications business. The Company believes that the Peruvian economy is also a source of growing demand for communication services with growing domestic and multinational businesses attracting significant foreign investment.

         COMPETITION. Peru's telecommunications market is dominated by Telefonica, a company formed by the merger in 1994 of the former local telephone service PTT, Compania Peruana de Telefonos and ENTEL, the former long distance telephone service PTT. Telefonica is 35% owned by Telefonica de Espana. BellSouth, which formerly operated as Tele2000, is also an important competitor. BellSouth provides cellular, public pay phone and cable television services in Lima and other Peruvian cities, and the Company's management expects BellSouth to enter the long distance market in 2000. BellSouth also owns and operates a small fiber optic loop over which it offers frame relay services.

         The Company's management believes that competition will continue to increase, principally from telecommunications carriers providing services in other countries, as well as companies currently providing services in other industries in Peru. Moreover, existing telecommunications service providers, such as local carriers, wireless telephone operators, providers of data services, cable television network operators and operators of existing private network infrastructure, may have established customer relationships, as well as other capabilities and resources to expand their current service offerings.

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

         CUSTOMERS. FirstCom Peru provides data and Internet services to more than 270- customers. FirstCom Peru seeks to enter into contracts with new customers for a term of at least two years. Prices charged to customers vary in accordance with the customer's requirements based on the number of locations, type of services, transmission rates, and length of service contracts. In November 1999, FirstCom Peru also began to offer domestic and international long distance services. As of December 31, 1999, the Company had more than 6,500 customers contracted for long distance service. FirstCom Peru also began to provide routing services to a number of other long distance carriers.

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

         The Peruvian Telecommunications Law sets out the basic framework for the provision and regulation of telecommunications services, and has the stated objective of providing a competitive market in telecommunications. The law grants the Peruvian government the ability to oversee telecommunications services through the Ministry of Transportation, Communications, Housing and Construction (the "MTC"). The MTC has the authority to : (i) grant, renew and cancel concessions, authorizations, permits and licenses; (ii) approve telecommunications policy; (iii) manage the electric spectrum and approve the assignment of frequencies; and (iv) discontinue the rendering of value added services offered by concessionaires when such services cause any damage or harm to the public telecommunications network.

         CONCESSIONS. A private entity may only provide telecommunications services in Peru pursuant to a concession granted by the MTC and in accordance with a state contract (the "State Contract") to be entered between the MTC and the concessionaire. Such concessions, including the concession held by the Company through FirstCom Peru, have a maximum period of twenty years and can be renewed for an equal term without limitation subject to the submission of an application for renewal two years prior to the expiration of the concession and compliance with the requirements under the concession. A State Contract outlines, among other obligations: (i) a minimum expansion plan for the operator; (ii) required fees and tariffs; (iii) technology standards for all equipment; and (iv) quality standards of service.

         State Contracts are treated under Peruvian law the same as contracts between private parties. For this reason, such contracts cannot be modified or terminated by any subsequent regulation or legislation. The Ministry may, however, if it is deemed in the public interest, modify the terms of State Contracts unilaterally if such terms relate to the international telecommunications policy of the MTC, or if it is necessary to modify the contract to comply with international laws, treaties or conventions. These changes can only take place through an administrative process that provides for public comment on any proposed changes.

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

         Providers are required to comply with regulations and detailed technical plans promulgated by OSIPTEL that apply to such matters as the transmission, routing, signaling and assignment of numbers in the Peruvian telephone network as well as use of the radio frequency spectrum. Before concessionaires initiate service, their facilities must have been authorized by the MTC and must be in full compliance with the applicable regulations and technical plans. Failure to comply with the technical plans can be grounds for terminating a concession if the holder does not comply within a period of time prescribed by the OSIPTEL.

         Both Telefonica and operators of private networks must make their networks available for interconnection with other carriers' networks in order to promote competition within Peru's telecommunications marketplace.

         FirstCom Peru provides its services pursuant to a renewable local carrier concession for the cities of Lima and Callao expiring in 2016. FirstCom Peru's concession may be renewed for an additional 20 years upon prior approval by the MTC. In February 1999, FirstCom Peru received a renewable concession to provide international and national public switched long distance services starting in mid-1999. The concession is valid for 20 years and may be renewed by the MTC for an additional 20 years. In addition, FirstCom Peru is registered in the Business Registry of Peru as an authorized provider of value-added services, including providing local, national and international Internet services. In May 1999, FirstCom Peru received a concession to provide local fixed telephony services for the cities of Lima and Callao for 20 years. The concession may be renewed for an additional 20 years at the end of its initial term or may be renewed periodically at the end of each 5 year period under the concession.

         FEES, TARIFFS AND OTHER CHARGES. In conformity with the Peruvian Telecommunications Law, the General Regulation and the OSIPTEL Regulation, telephone operators must pay certain fees, tariffs, and other charges which are primarily comprised of: (i) a concession fee; (ii) annual tariffs; (iii) payment to OSIPTEL for supervisory services; and (iv) contribution to the Fund for Private Investment in Telecommunications ("FITEL"). Providers may set their own tariff levels for private line service, subject to certain maximum tariff levels set by the OSIPTEL.

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

 COLOMBIA

         COUNTRY OVERVIEW. Colombia is the third largest country in South America with an estimated population of approximately 42 million. Bogota, the capital of Colombia, have populations of approximately 5.5 million and Cali, two of the largest cities in Colombia, 1.8 million, respectively. From 1994 through 1997, GDP grew at an average annual rate of 9%. Inflation continuously dropped each year from 23.8% in 1994 to 18.5% in 1997. However, in 1998 the Colombian economy began experiencing a severe economic crisis and is currently experiencing its first economic recession in over 50 years. A combination of low international commodity prices, a decline in global lending to emerging markets, a drop in domestic consumption and high interest rates have resulted in an economic recession and a negative economic performance. In June 1999, Colombia's central bank effectively devalued the Colombian peso by 9% by widening the foreign exchange band for the peso, and in September 1999, the central bank discontinued the use of the foreign exchange band and permitted the peso to float freely against the U.S. dollar. In the third quarter of 1999, citing Colombia's macroeconomic imbalances and rising levels of government debt, Moody's Investors Services and Standard & Poor's downgraded the country's credit rating to below "investment grade". In addition to increasing borrowing costs for Colombian companies, the impairment of Colombia's credit rating could further lower investor confidence in that country and compound its economic difficulties.

         MARKET OVERVIEW. As Colombia continues to deregulate its communications market, the country has continued to experience significant growth in communications revenue and telephone density. With new competitors entering the local market, local operators are marketing aggressively to obtain subscribers. According to Pyramid Research, total lines in service in Colombia has increased from approximately 5.4 million in 1997 to approximately 6.9 million in 1999, indicating a teledensity of approximately 17%.

         In the data communications industry, the addition of new operators increased the selection of services available to the business community. As a result of increasing, local and wide area networking demands and more companies seeking out-sourced solutions for data processing, packet switching, Internet access, value-added services, electronic commerce and online services, significant growth of the communications industry has taken place in Colombia. Internet is the fastest growing data communications service in the Colombian market. The increasing demand for Internet access and services has encouraged a greater number of Internet service providers to enter the market.

         COMPETITION. Colombia's telecommunications market has been dominated by the incumbent long distance operator Empresa Nacional de Telecomunicaciones ("Telecom"). However, Telecom has limited local network presence relative to Empresa de Telecommunicaciones de Santafe de Bogota ("ETB"); Empresas Publicas de Medellin ("EPM"), and EMCATEL, the telecommunications entity which separated from Empresas Municipales de Cali ("EMCali"), in Bogota, Medellin, and Cali, respectively. Telecom's initial investment in Firstcom Colombia resulted from their interest in finding alternative last-mile providers to reach their large long distance corporate customers. The competitive long distance and domestic telephone services market does not affect FirstCom Colombia because it does not operate as a long distance telephone service provider.

         There are many companies that provide value added services in Colombia including Americatel de Colombia S.A., Colomsat S.A., Comunicaciones Satelitales de Colombia S.A. (Comsat), Diginet de Colombia Ltda, Emtelco S.A., Impsat S.A., Teledatos S.A., Telefonica Data Colombia S.A., and Telegan S.A. In metropolitan areas, specifically in Bogota, there is a limited number of high-speed telecommunication service providers. However, there has been increased competition in the provisioning of last-mile solutions in Bogota.

         The identity of new entrants and the scope of increased competition, and any corresponding adverse effect on FirstCom Colombia's results will depend on a variety of factors. Among such factors are the business strategies and financial and technical capabilities of potential competitors, applicable Colombian regulations with respect to new entrants and FirstCom Colombia, as well as the effectiveness of FirstCom Colombia's strategy to prepare for increased competition.

         The Company competes in the Colombian telecommunications market by providing customers a competitively priced, modern service offering consisting of local access and Internet data services. FirstCom Colombia also competes on the basis of its network quality, customer responsiveness, and reputation for innovation. FirstCom Colombia believes that it is well-positioned to take advantage of the unsatisfied demand for advanced communications services due to Colombia's limited-capacity communications infrastructure and the increasing demand for such services from business customers.

         CUSTOMERS. FirstCom Colombia currently services approximately 200 customers in Colombia. FirstCom Colombia offers and markets to its current and potential customers services which include ATM services (Internet, ethernet, fast ethernet, video, voice, and token ring), frame relay, and LAN to LAN interconnection. Prices charged to customers vary in accordance with the customer's requirements based on the number of locations, type of services, transmission rates, and length of service contracts.

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

         FirstCom Colombia has a 10 year renewable concession ("FirstCom Colombia Value Added Concession") to provide value added services nationally and in connection with international networks, and to install a value-added network having national and international scope. FirstCom Colombia must obtain the prior approval of the Colombian Ministry of Communications to assign the FirstCom Colombia Value Added Concession, initiate the delivery of each value added service and expand its network. In 1998, FirstCom Colombia was granted a concession (the "FirstCom Colombia Bearer Services Concession") to provide bearer services within the city of Santafe de Bogota, which includes the authority to provide bearer services to duly authorized public switched telephone service operators and cellular operators. The FirstCom Colombia Bearer Services Concession, which is assignable with the prior approval of the Colombian Ministry of Communications, was granted for an initial term of 10 years and may be automatically renewed once for an additional 10 years. However, at the expiration of the FirstCom Colombia Bearer Services Concession, FirstCom Colombia may file a new application to obtain a similar concession, although FirstCom Colombia may be required to pay a new license fee for the concession.

         FEES, TARIFS AND OTHER CHARGES. When required to promote competition, CRT may set a tariff structure for public switched fixed telephony services. Value added and bearer service concessions granted prior to February 1999 require such providers to pay an annual fee of 5% of the net revenues of the operator. A decree issued in February, 1999 lowered the fees for new concessions granted thereafter for such services to 3% of the net revenues of the operator. The Company requested a reduction in fees, from 5% to 3%, for the value added and bearer services concessions which were each granted prior to February 1999 and expects to receive a response to its request during 2000.

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

         Two foreign exchange markets operate in Colombia: a free market exchange ("free market") and a regulated market exchange ("regulated market"). In the free market, foreign-currency proceeds derived from operations conducted outside the regulated market are not subject to official control. Companies engaged in the import or export of services are considered to operate on the free market and may, therefore, maintain foreign-country amounts abroad. In the regulated market, exchange operations classified as occurring on the regulated market must be channeled through domestic financial institutions or through clearance mechanisms. The following operations are deemed to occur on the regulated market:

/bullet/ Import and export of goods;

/bullet/ Foreign-debt transactions of Colombian residents and any costs related to these transactions;

/bullet/ Foreign capital investments in Colombia and any income generated from these investments;

/bullet/ Colombian capital investments abroad and any income generated from these investments;

/bullet/ Foreign-currency endorsements and guarantees; and

/bullet/ Derivative operations and hedging currency transactions.

         In addition to the operations listed above, any transaction involving foreign currency that originates on the free market but is voluntarily channeled through the regulated market is also subject to the regulations and requirements of the regulated market.

         TAXATION. Taxes in Colombia are levied by the national departmental (provincial) and municipal governments. The national government imposes corporate income tax, value-added-taxes and customs and stamp duties. Municipal governments impose industry and commerce tax, vehicles tax and real estate tax.

        EMPLOYEES

         As of February 4, 2000, the Company had approximately 675 full-time employees, of whom approximately 250 are with FirstCom Peru, 270 are with the Company's operations in Chile, 140 are with FirstCom Colombia and 15 are based at the Company's headquarters. The Company's employees are not represented by any labor union. The Company believes that relations with its employees are good.

GLOSSARY OF DEFINED TERMS

         "ATM" (Asynchronous Transfer Mode) means an information transfer standard that is one of a general class of packet technologies that relay traffic by way of an address contained within the first five bytes of a standard 53 byte-long packet or cell. The ATM format can be used by many different information systems, including LANs, to deliver traffic at varying rates, permitting a mix of data, voice and video.

         "Backbone" means the major fiber cable carrying the accumulated transmissions of many businesses connected to a network system. Similar to a water main, the backbone is the high volume conduit for transmissions input by multiple smaller connections (last-mile connections) from business offices.

         "Bandwidth" means the range of frequencies that can be passed through a medium, such as glass fibers, without distortion. The greater the bandwidth, the greater the information carrying capacity of such medium. For fiber optic transmission, electronic transmitting devices determine the bandwidth, not the fibers themselves.

         "CAP" (competitive access provider) means a company that provides its customers with an alternative to the local telephone company for local transport of private line, special access telecommunications services and switched access services. CAPs are also referred to in the industry as alternative access vendors, alternative local telecommunications service providers (ALTS) and metropolitan area network providers (MANs).

         "Carrier's carrier" means a telecommunications network that provides wholesale telecommunications transmission to other major telecommunications networks such as long distance, local and cellular telephone companies.

         "CENTREX" means the switching capability provided by a telephone company's central office to a customer over telephone lines on a subscription basis. Centrex allows a customer to receive such services as intra-office call routing and voice mail from a telephone company's switch, thereby avoiding the purchase of a private switch known as PBX.

         "Competitive local exchange carrier means a company that provides local exchange services in competition with the incumbent local exchange carrier.

         "Common Stock" means the common stock of the Company, par value $0.001.

         "Company" means FirstCom Corporation formerly known as InterAmericas Communications Corporation.

         "Dedicated lines" means telecommunications lines reserved for use by particular customers along predetermined routes (in contrast to telecommunications lines within the local telephone PTT's public switched network).

         "Digital" means a method of storing, processing and transmitting information through the use of distinct electronic or optical pulses that represent the binary digits 0 and 1. Digital transmission and switching technologies employ a sequence of these pulses to represent information, as opposed to the continuously variable analog signal. The precise digital numbers preclude any distortion (such as graininess or snow, in the case of video transmission, or static or other background distortion, in the case of audio transmission).

         "Drop and Insert" means a network's capability to share capacity among users without dedicating any fiber strand to a single end user.

         "Earth station" means a parabolic antenna and associated electronics for receiving or transmitting satellite signals.

         "Enhanced Services" means private line services, and LAN and WAN connectivity services.

         "ESN (Enhanced Services Network)" means the name used to describe the communication services providing digital connectivity, primarily for data applications via frame relay, ATM, or digital interexchange private line facilities.

         "Fiber optic" means fiber optic technology that involves sending laser light pulses across glass strands in order to transmit digital information. Fiber optic cable currently is the medium of choice for the telecommunications and cable industries. Fiber is resistant to electrical interference and many environmental factors that affect copper wiring and satellite transmission.

         "FirstCom Chile" means as the context may require, FirstCom Chile S.A., FirstCom Long Distance S.A., FirstCom Network S.A., FirstCom Wireless S.A. and FirstCom Telephony S.A.

         "Frame relay" means a form of data communications packet switching that uses smaller packets and requires less error checking than traditional technologies such as X.25 or SNA. Frame relay is used in wide area networks to interconnect LANs and computer systems. Frame relay was designed to operate at higher speeds on modern fiber optic networks.

         "Gateway Switch" means a switch which is used to establish connection with other carriers.

         "GDP" means the gross domestic product of a country.

         "Incumbent local exchange carrier" means a company which is the principal local exchange carrier.

         "Indenture" means the Indenture Agreement between the Company and State Street Bank and Trust Company, as Trustee.

         "Interconnection" means the interconnection of facilities between or among local exchange carriers, including potential physical collocation of one carrier's equipment in the other carrier's premises to facilitate such interconnection.

         "IP (Internet protocol)" means the data ordering standard used by the Internet to transport information.

         "ISP (Internet service provider)" means those companies which provide its subscribers with access to the Internet.

         "LAN (local area network)" shall mean the interconnection of computers for the purpose of sharing files, programs and printers. LANs may include dedicated computers or file servers that provide a centralized source of shared files and programs.

         "Last mile" means the last section of a telecommunications path to the ultimate end-user which may be less than or greater than one mile.

         "Latin America" means Central America, South America and Mexico.

         "LEC (local exchange carrier)" means a company providing local telephone services.

         "Long distance carriers or Interexchange carriers" means carriers that provide services between local exchanges on an interstate or intrastate basis. A long distance carrier may offer services over its own or another carrier's facilities.

         "Ministry of Transportation and Telecommunications" means Chile's government body which, through the Undersecretary of Telecommunications, is responsible for regulating and registering all telecommunications equipment and services. Its role is similar to that of the Federal Communications Commission in the United States.

         "Multicarrier Agreement" means the legislation passed by Chile's Ministry of Telecommunications in 1994 which opens Chile's long distance market to competition while temporarily limiting the market share in that market which may be held by the CTC.

         "New Notes" means the Notes which were converted into freely redeemable notes.

         "Node" means a devices on a network that demand or supply services or where transmission paths are connected.

         "Notes" and Senior Notes" means the notes consisting of $150.0 million aggregate principal and 14% interest due October 27, 2007.

         "PBX (Private Branch Exchange)" means a customer owned and operated switch on customer premises, typically used by large businesses with multiple telephone lines.

         "POP (Points of Presence)" means locations where a long distance carrier has installed transmission equipment in a service area that serves as, or relays calls to, a network switching center of that long distance carrier.

         "PTT (public telephone and telegraph)" means a government or privately-owned monopoly carrier of telecommunications services or having a dominant market share.

         "Private line" means a private, dedicated telecommunications connection between different locations (excluding long distance carriers' POPs).

         "Public switched network" means a traditional public (not dedicated) LEC networks, that switch calls between different customers.

         "Pyramid" means the Telecoms Markets and Strategies - South America Report, September 1998, Pyramid Research, The Economist Intelligence Unit, Ltd.

         "Redundancy" means one or more backup systems in case the main system fails or malfunctions.

         "Right-of-Way" means rights negotiated with the appropriate entity, such as a utility company or transportation agency, to secure access to poles, ducts, conduits or subway tunnels, as the case may be, to install the fiber optic lines.

         "SDH (synchronous digital hierarchy)" means an open standard for signals used in optical fiber networks. It provides a basic data transport format that can be used for all types of digital information (voice, video, data, facsimile and graphics) and is used internationally. The specified base rate is 51.48 MBPS (called synchronous transport signal level 1, or STS-1), and specifications exist for data speeds up to 2.4 Gbps.

        "Self healing" means that network traffic is automatically re-routed when confronted with a failure in its primary route.

         "SNA (systems network architecture)" means a tree structured computer network architecture, with a mainframe host acting as the network control center.

         "Switch" means a device that opens or closes circuits or selects the paths or circuits to be used for transmission of information. Switching is the process of interconnecting circuits to form a transmission path between users.

         "Switched services" means transportation of switched traffic along dedicated lines between the local telephone company's central offices and the long distance carrier's POPs.

         "Telefonica" means Telefonica de Peru, the former Peruvian PTT.

         "Teleport" means a facility capable of transmitting and receiving satellite signals for other users.

         "WAN (wide area network)" means a data network typically extending a LAN outside a building, over telephone common carrier lines to link other LAN's in other buildings.

 ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's corporate headquarters are located at 220 Alhambra Circle, Suite 910, Coral Gables, Florida. These offices are occupied under a lease that expires in June 2003 at a rent of approximately $9,000 per month. The Company's offices in Santiago, Chile are occupied under a lease, which expires in June 2004, at a rent of approximately $32,000 per month. The Company's offices in Lima, Peru are occupied under a five-year lease (the "Peru Lease") terminating on November 30, 2003 at a rent of approximately $39,300 per month. The Peru Lease may be terminated at the option of the Company after the first year. The Company's offices in Bogota, Colombia are located in a proprietary building. The Company believes that its current facilities, together with other contiguous rental space, are adequate to provide for its current needs and anticipated growth.

 ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock is traded on the Nasdaq Small Cap Market ("Nasdaq") (ticker symbol: FCLX). In conjunction with the Company's change of name from InterAmericas Communications Corporation to FirstCom Corporation, the Company changed its ticker symbol from ICCA to FCLX during 1998.

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

         The following table sets forth, for the two most recent fiscal years, the high and low closing prices of the Company's common stock for the periods indicated:

                        PERIOD                   HIGH         LOW

                  Fourth Quarter 1998           $2.63        $0.75
                  Third Quarter 1998             2.88         1.00
                  Second Quarter 1998            2.63         1.66
                  First Quarter 1998             2.69         1.66


                  Fourth Quarter 1999          $42.00        $9.38
                  Third Quarter 1999            11.13         7.69
                  Second Quarter 1999            9.13         2.75
                  First Quarter 1999             3.16         2.16

         DIVIDENDS

        The Company has never declared or paid any dividends on the Company's Common Stock and does not presently intend to pay dividends on its Common Stock in the foreseeable future. The Company's Board of Directors intends to retain future earnings, if any, to finance the development and expansion of its business. In addition, the Indenture relating to the Notes limits, and, for the foreseeable future, effectively prohibits the ability of the Company to declare or pay cash dividends.

        NUMBER OF SHAREHOLDERS

         As of February 4, 2000, there were 6,149 holders of record of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL AND OTHER OPERATING DATA - (US$000's except share and per share data) The following financial information should be read in conjunction with

"Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and the Consolidated Financial Statements of the Company and the notes thereto, included elsewhere in this report.

                                                       1999           1998           1997           1996           1995
                                                  ------------------------------------------------------------------------
Statement of Operations Data
      Net revenue                                $     38,356   $     18,142   $      1,130   $        652   $        224
      Net loss                                   ($    41,472)  $    (25,322)  $    (15,866)  $     (4,762)  $     (2,873)
      Net loss per share                         ($      1.94)  $      (1.33)  $      (0.95)  $      (0.32)  $      (0.31)
      Weighted average shares outstanding          21,354,012     19,084,300     16,667,719     14,795,660      9,407,000

Balance Sheet Data
      Property, plant & Equipment, net           $     92,469   $     45,901   $      9,348   $      3,956   $      2,885
      Total assets                               $    172,110   $    154,844   $    176,936   $     14,893   $      4,347
      Long-term debt (including capital leases)  $    139,397   $    133,913   $    131,982   $        248   $        210
      Total liabilities                          $    166,078   $    148,670   $    145,009   $        362   $        221
      Shareholder's equity (deficit)             $     (8,700)  $      6,174   $     31,927   $     12,819   $        670

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (US$000's except share and per share data)

         THE INFORMATION CONTAINED IN THIS DOCUMENT CONTAINS "FORWARD-LOOKING STATEMENTS" THAT REFLECT THE COMPANY'S CURRENT EXPECTATIONS, HOPES, INTENTIONS, PLANS AND STRATEGIES. THE WORDS OR PHRASES "IS EXPECTED," "WILL CONTINUE, "ANTICIPATES," "ESTIMATES," "EXPECTS," "PLANS," "INTENDS," OR SIMILAR EXPRESSIONS IN THIS DOCUMENT ARE INTENDED TO IDENTIFY "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 27A OF THE SECURITIES ACT OF 1933, AS ENACTED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THERE CAN BE NO ASURANCE THAT SUCH FORWARD-LOOKING STATEMENTS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM THE EXPECTATIONS THAT MAY BE IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE ECONOMIC ENVIRONMENT OF THE LATIN AMERICAN COUNTRIES IN WHICH THE COMPANY OPERATES, CHANGES IN GOVERNMENTAL REGULATION,

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

 OVERVIEW

         FirstCom's objective is to become a leading provider of broadband communications services mainly to business customers in key Latin American business centers.

         FirstCom Corporation ("FirstCom" or "Company") provides broadband communications services primarily to business customers in four major metropolitan business centers: Santiago, Chile; Lima/Callao, Peru; and Bogota and Cali, Colombia. FirstCom primarily targets business customers, communications carriers and other high volume users by offering a wide range of high bandwidth integrated telecommunications services including data, voice, video, audio and Internet access. Specific service offerings in each country vary depending on the current concessions held by FirstCom in the particular country, as well as local laws and regulations and the infrastructure in each country.

         Until November 1996, FirstCom was a development stage company whose activities primarily consisted of the acquisition of licenses, concessions and rights-of-way in selected Latin American communications markets. Since that time, FirstCom has focused on the development and operation of high-capacity fiber optic networks in Latin American business centers.

FirstCom currently owns and operates fiber optic ATM/IP networks in Santiago, Chile, Lima/Callao, Peru, and Bogota and Cali, Colombia. ATM/IP is an information transfer standard that is one of a general class of packet-based technologies. ATM/IP can be used by many different information systems, including local area networks, to deliver traffic at varying rates, permitting a mix of data, voice, video and Internet applications. A summary of key operating metrics follows:

A SUMMARY OF KEY METRICS AS OF DECEMBER 31, 1999 FOLLOWS (UNAUDITED):

                                                          CHILE       PERU   COLOMBIA   CORPORATE   TOTAL
                                                          -----       ----   --------   ---------   -----
NETWORK INSTALLATION
        Route Kilometers                                      276      1,007        715             1,998

        Fiber Kilometers                                    4,388     28,184     14,635            47,207

        ATM Nodes Installed                                     5         23          5                33

        Buildings Wired                                       178        226        687             1,091

        Long Distance Switches                                  3          1         --                 4

        Teleports                                               1          1         --                 2

OPERATING INDICATORS

        Employees                                             265        248        135     16        664

        Ports Sold:
                                    Dedicated Internet        361        360          7               728
                                                  Data        872        373      1,794             3,039

        Customers:
                   Dedicated Internet Access Customers        361        360          7               728

                           Data Transmission Customers        313         51        169               533

                     Dial-Up Internet Access Customers      4,206                                   4,206

         Through FirstCom's Chilean subsidiaries, FirstCom currently provides its corporate customers in Santiago with the following broadband communications services:

/bullet/ high-quality voice and high-speed data communications services on a private line basis, LAN to LAN interconnections, dedicated channels for access to local information warehouses (e.g. credit bureaus, etc.), remote terminal access, PBX to PBX connections, remote printing capabilities, local and wide area network design, engineering, installation, systems' integration and support services;

/bullet/ domestic and international long distance services, switched and dedicated, in part, through FirstCom's own gateway switch and satellite earth station, as well as through interconnections with other Chilean long distance carriers; and

/bullet/ high-speed Internet access services.

         Through its Peruvian subsidiary, FirstCom currently provides its corporate customers in Lima and Callao with the following broadband communications services:

/bullet/ high-quality voice and high-speed data communications services on a private line basis, LAN to LAN interconnection and remote terminal access;

/bullet/ domestic and international long distance services switched and transported through interconnections with Telefonica del Peru;

/bullet/ local voice services switched and transported through Telefonica del
         Peru (service to begin in 2000); and

/bullet/ high-speed Internet access services.

         Through its Colombian operations, FirstCom currently provides its corporate customers in Bogota and Cali with the following broadband communications services:

/bullet/ high-quality voice and high-speed data communications services on a private line basis, LAN to LAN interconnection and remote terminal access;

/bullet/ high-speed Internet access services.

         FirstCom entered the Colombian market in February 1999 with the acquisition of approximately 76% of Teleductos S.A., now known as FirstCom Colombia S.A. ("FirstCom Colombia") and has a presence in Bogota and Cali. In November 1999 FirstCom increased its ownership of FirstCom Colombia to 86%.

RESULTS OF OPERATIONS (Amounts in US$000) YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

        REVENUES. Consistent with 1998, during 1999 the majority of the Company's revenues were derived primarily from its operations in Chile. However, as a result of the acquisitions of FirstCom Internet, FirstCom Colombia and the completion of the ATM/IP networks in Chile and Peru, long distance revenues dropped from 91% of total revenues for year ended December 31, 1998 to 63% of total revenues for the year ended December 31, 1999. The Company expects revenues to increase over the next few years due to the expansion of its operations in Peru, Chile and Colombia.

         The Company's revenues were $38,356 for the year ended December 31, 1999 as compared to $18,142 for the year ended December 31, 1998. Long distance revenues increased from $16,445 for the year ended December 31, 1998 to $24,318 for the year ended December 31, 1999. These revenues were generated through the sale of approximately 113.3 million and 55.9 million minutes for the year ending December 31, 1999 and 1998, respectively, resulting in an average revenue per minute of approximately $0.22 and $0.29, respectively. The increased long distance revenue was driven by the marketing and promotional campaigns that started in mid-1998 continuing through 1999, and the initiation of long distance services in Peru. The decrease in the revenue per minute is due to an increased mix of domestic long distance traffic.

         Internet and data service revenue increased significantly from $1,697 for the year ended December 31, 1998 to $14,038 for the year ended December 31, 1999. This increase was attributable to the acquisition of FirstCom Colombia and FirstCom Internet in Chile and also to of the initiation of Internet and data services over the Company's ATM/IP network in Peru and Chile.

         COST OF REVENUES. For the year ended December 31, 1999 cost of revenues relate principally to long distance services and include access charges paid to local exchange carriers and transmission payments to other carriers. Cost of revenues also include payments for rights of way related to the Company's fiber optic networks and license royalty payments related to telecommunication services in Peru and Colombia.

         The Company's cost of revenues was $22,005 for the year ended December 31, 1999 as compared to $14,079 for the year ended December 31, 1998. This increase was primarily attributable to the increased long distance revenue and proportionate increased cost of providing long distance services. The Company's gross margin increased from 22% for the year ended December 31, 1998 to 43% for the year ended December 31, 1999. The increase attributable to a slight decrease in long distance margins offset by the significant growth in the higher margin data and Internet services.

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

         The Company's selling, general and administrative expenses were $25,698 for the year ended December 31, 1999 as compared to $12,293 for the year ended December 31, 1998. This increase was primarily attributable to the hiring of additional personnel related to the growth of the Peruvian and Chilean operations, the acquisition of FirstCom Colombia and FirstCom Internet and increased marketing efforts in Chile and Peru. At December 31, 1999 the Company and its subsidiaries had 664 employees compared to 330 at December 31, 1998.

The significant components of selling, general and administrative expenses were as follows:

                                      1999                     1998
                              ---------------------  ---------------------
Compensation                               $ 14,100                $ 5,775
Professional Fees                             1,367                  1,753
Marketing                                     3,661                  1,664
Bad Debt                                        961                    943
Travel                                          509                    288
Other                                         5,100                  1,870

         NON CASH COMPENSATION AND CONSULTING. The expense for the years ended December 31,1999 and 1998 represents the fair value of options granted to consultants for services performed during 1998 and 1999. The consultants services were performed beginning in October 1998 through 1999, thus accounting for the increase in expense from $175 for the year ended December 31, 1998 to $353 for the year ended December 31, 1999.

         MERGER COSTS. Merger costs of $1,008 for the year ended December 31, 1999 represent incremental professional fees paid in connection with the pending merger transaction among the Company and AT&T Latin America.

         DEPRECIATION AND AMORTIZATION. The Company depreciates its telecommunications networks and intangible assets on a straight line basis over their estimated useful lives. The Company believes that depreciation and amortization expense will continue to increase with the expansion of its operations.

         The Company's depreciation and amortization was $10,211 for the year ended December 31, 1999 as compared to $2,237 for the year ended December 31, 1998. This increase was primarily attributable to increased investment in the Company's telecommunications networks.

         INTEREST EXPENSE. The Company currently incurs interest expense on the outstanding Notes (as defined below), bank debt, promissory notes, and vendor financing. Interest expense has been reduced for amounts capitalized related to the Company's construction of its fiber optic networks. Interest costs reported with respect to the Company's Notes include amortization of (i) deferred financing costs and (ii) original issue discount related to detachable warrants.

         The Company's interest expense was $22,552 for the year ended December 31, 1999 as compared to $19,578 for the year ended December 31, 1998. Capitalization of interest costs in connection with the Company's construction of its fiber optic networks decreased from $2,955 for the year ended December 31, 1998 to $1,532 for the year ended December 31, 1999 and were offset by increased interest expense related to bank debt and promissory notes resulting from the acquisition of FirstCom Colombia.

         INTEREST INCOME AND OTHER. The Company currently earns interest income on cash and cash equivalents, restricted cash, and restricted investments.

         The Company's interest income and other was $2,202 for the year ended December 31, 1999 as compared to $4,898 for the year ended December 31, 1998. This decrease was primarily attributable to a reduction in restricted cash and investments.

         INCOME TAXES. The Company is subject to federal, state and foreign income taxes and with the exception of its Colombian operations, has incurred no liability for such taxes due to net operating losses incurred. Under certain circumstances, these net operating losses could be used to offset future taxable income. The Company's net deferred tax assets, which result primarily from the future benefit of these net operating losses, are fully offset by a valuation allowance for the same amount because of the uncertainty surrounding the future realization of these net operating loss carryforwards. However, as the Company expands its fiber optic networks in Chile ,Peru and Colombia, the Company expects to generate taxable income. Certain tax benefits could expire prior to the time the Company generates taxable income.

         The Company's income tax expense for the year ended December 31, 1999 was $170. This expense related to the Company's operations in Colombia.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

During December 1997, The Company acquired FirstCom Long Distance S.A. (formerly Iusatel Chile S.A.). The Company's comparative operating results during 1998 were significantly affected by this acquisition as discussed in more detail below.

         REVENUES. During 1998 the Company's revenues were derived primarily from its operations in Chile. During 1998 FirstCom Chile contributed approximately 99% of total revenues. The Company expects revenues to increase over the next few years due to (i) the completion of the Company's ATM fiber optic networks and the related expansion of its operations in Peru and Chile and
(ii) the acquisition of FirstCom Colombia.

         The Company's revenues were $18,142 for the year ended December 31, 1998 compared to $1,130 for the year ended December 31, 1997. FirstCom Chile generated long distance revenues during 1998 of approximately $16,445 through the sale of approximately 55.9 million minutes, resulting in average revenue per minute of approximately $0.29. FirstCom Chile's data revenue during 1998 of $1,697 consisted primarily of equipment sales and system integration services. As a result of the October 1998 acquisition of FirstCom Internet (formerly known as RDC), the Company earned approximately $670 of internet services revenue during the fourth quarter of 1998.

         COST OF REVENUES. The Company's cost of revenues in 1998 were derived primarily from its operations in Chile. Costs of revenues include both the cost of services provided and the cost of equipment sold. During 1998 cost of revenues related principally to FirstCom Chile's long distance services and included access charges paid to local exchange carriers and transmission payments to other carriers. Costs of revenues also include payments for rights of way related to the Company's fiber optic networks.

         The Company's cost of revenues was $14,079 for the year ended December 31, 1998 as compared to $1,203 for the year ended December 31,

1997. This increase was primarily attributable to the increase in long distance revenue.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company expects selling, general and administrative expenses to increase over time as it continues to expand its operations.

         The Company's selling, general and administrative expenses were $12,293 for the year ended December 31, 1998 as compared to $4,678 for the year ended December 31, 1997. This increase was primarily attributable to FirstCom Chile and the hiring of additional personnel related to the anticipated growth of the Peruvian and Chilean operations. At December 31, 1998 the Company had 330 employees compared to 130 at December 31, 1997. The significant components of selling, general and administrative expenses were as follows:

                                      1998                     1997
                              ---------------------  ---------------------
Compensation                               $  5,775                $ 2,775
Professional Fees                             1,753                    728
Marketing                                     1,664                     --
Bad Debt                                        943                     --
Travel                                          288                    254
Other                                         1,870                    921

        NON CASH COMPENSATION AND CONSULTING. This expense of $4,640 during September 1997 was directly attributable to the intrinsic value of shares of the Company's common stock and stock options issued to certain officers and former directors of the Company. There were no such transactions or expenses during 1998. The $175 of expense recognized during 1998 related to the fair market value of stock options granted to a consultant for services performed during 1998.

        DEPRECIATION AND AMORTIZATION. The Company depreciated its telecommunications networks and intangible assets on a straight line basis over their estimated useful lives. The Company believes that depreciation and amortization expense will continue to increase with the expansion of its operations.

        The Company's depreciation and amortization was $2,237 for the year ended December 31, 1998 as compared to $1,201 for the year ended December 31, 1997. This increase was primarily attributable to certain assets purchased in the acquisition of FirstCom Long Distance.

        INTEREST EXPENSE. The Company incurred interest expense on the outstanding Notes, capital leases and vendor financing. Interest expense has been reduced for amounts capitalized related to the Company's construction of its fiber optic networks. Interest costs reported with respect to the Company's

Notes include amortization of (i) deferred financing costs and (ii) original issue discount related to detachable warrants.

        The Company's interest expense was $19,578 for the year ended December 31, 1998 as compared to $6,521 for the year ended December 31, 1997. This increase was due to the Notes that were issued on October 21, 1997. Of the total interest costs incurred by the Company for the year ended December 31, 1998 and 1997, $2,955 and $712, respectively, of such costs were capitalized in connection with the Company's construction of its fiber optic Network.

         INTEREST INCOME AND OTHER. The Company's interest income and other was $4,898 for the year ended December 31, 1998 as compared to $1,247 for the year ended December 31, 1997. This increase was primarily attributable to interest income earned on the Company's restricted cash and investments.

        INCOME TAXES. The Company is subject to federal, state and foreign income taxes but has incurred no liability for such taxes in 1998 or 1997 due to net operating losses incurred. Under certain circumstances, these net operating losses could be used to offset future taxable income. The Company's net deferred tax assets, which result primarily from the future benefit of these net operating losses, are fully offset by a valuation allowance for the same amount because of the uncertainty surrounding the future realization of these net operating loss carryforwards. Certain tax benefits could expire prior to the time the Company generates taxable income.

LIQUIDITY AND CAPITAL RESOURCES

         On October 27, 1997, the Company consummated a private offering (the "Senior Note Offering") of 150,000 Units (the "Units") consisting of $150,000 aggregate principal amount of 14% Notes due October 27, 2007 (the "Notes") and 5,250,000 Unit Warrants to purchase 5,250,000 shares of common stock of the Company at an exercise price of $4.40 per share. In addition, UBS Securities LLC, the initial purchaser of the Units in the Senior Note Offering, was granted 2,250,000 warrants to acquire 2,250,000 shares of common stock of the Company at an exercise price of $4.40 per share.

         Approximately $57,000 of the proceeds were invested in an escrow fund (referred to herein on the Company's balance sheet as "Restricted Investments") for payment of interest on the Notes through October 27, 2000. Under certain circumstances, Restricted Investments may be used for repayment of principal of the Notes. Restricted investments were reduced by $10,500 on each of April 27 and October 27 during 1998 and 1999 to pay interest on the Notes. Approximately $62,000 of the proceeds were deposited in an account controlled by a trustee (referred to on the Company's balance sheet as "Restricted Cash") for payment of Permitted Expenditures, as defined in the Indenture Agreement between the Company and State Street Bank, as Trustee (the "Indenture"). As of

December 31, 1999 the Company had invested approximately $62,000 of the Restricted Cash into its telecommunications networks and operations in Peru, Chile and Colombia.

         The ability of the Company to make scheduled payments with respect to its indebtedness, including interest on the Notes after October 27, 2000, will depend upon, among other things, (i) its ability to implement its business plan, and to expand its operations and to successfully develop its customer base in its target markets, (ii) the ability of the Company's subsidiaries to remit cash to the Company in a timely manner and (iii) the future operating performance of the Company and its subsidiaries. Each of these factors is, to a large extent, subject to economic, financial, competitive, regulatory and other factors, many of which are beyond the Company's control. The Company expects that it will continue to generate cash losses for the foreseeable future. The Company has deposited cash in escrow funds representing interest payments with respect to the Notes through October 2000. However, no ssurance can be given that the Company will be successful in developing and maintaining a level of cash flow from operations sufficient to permit it to pay the principal of, and the interest on the Notes after such time, or with respect to its other indebtedness. If the Company is unable to generate sufficient cash flow from operations to service its indebtedness, including the Notes, it may have to modify its growth plans, restructure or refinance its indebtedness or seek additional capital. There can be no assurance that (i) any of these strategies can be effected on satisfactory terms, if at all, in light of the Company's high leverage or (ii) any such strategy would yield sufficient proceeds to service the Company's indebtedness, including the Notes. Any failure by the Company to satisfy its obligations with respect to the Senior Notes at maturity or prior thereto would constitute a default under the indenture and could cause a default under other agreements governing current or future indebtedness of the Company.

         Substantially all of the Company's assets are held by its subsidiaries and substantially all of the Company's sales are derived from operations of such subsidiaries. Future acquisitions may be made through present or future subsidiaries of the Company. Accordingly, the Company's ability to pay the principal of, and interest and liquidated damages, if any, when due, on the Notes is dependent upon the earnings of its subsidiaries and the distribution of sufficient funds from its subsidiaries. The Company's subsidiaries will have no obligation, contingent or otherwise, to make funds available to the Company for payment of the principal of, and interest and liquidated damages on, if any, the Notes. In addition, the ability of the Company's subsidiaries to make such funds available to the Company may be restricted by the terms of such subsidiaries' current and future indebtedness, the availability of such funds and the applicable laws of the jurisdictions under which such subsidiaries are organized. Furthermore, the Company's subsidiaries will be permitted under the terms of the Indenture to incur indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to the Company. The failure of the Company's subsidiaries to pay dividends or otherwise make funds available to the Company could have a material adverse effect upon the Company's ability to satisfy its debt service requirements including its ability to make payments on the Notes.

         On November 11, 1998 a subsidiary of the Company entered into a financing arrangement (the "First Vendor Financing") with one of the Company's significant equipment vendors. The terms of the First Vendor Financing are as follows: (i) maximum amount available $10,000 (ii) interest rate of LIBOR plus 5.5%, (iii) the Company may draw on the facility until December 31, 2000, (iv) draws under the facility shall be repaid in 20 consecutive quarterly principal and interest payments, (v) the First Vendor Financing is collateralized by the equipment being financed. On July 28, 1999 the Company increased the maximum amount available under the First Vendor Financing from $10,000 to $29,500. As of December 31, 1999 the Company had approximately $4,800 outstanding under the First Vendor Financing.

         On December 24, 1998 a subsidiary of the Company entered into a financing arrangement (the "Second Vendor Finanacing") with another one of the Company's significant equipment vendors. The terms of the Second Vendor Financing are as follows: (i) maximum amount available $10,000 (ii) interest rate of Libor plus 4%, (iii) the Company may draw on the facility until December 31, 2000, (iv) draws under the facility shall be repaid in 20 consecutive quarterly principal and interest payments beginning on March 31, 2001, (v) interest only quarterly payments shall be made for each draw from the respective date of funding through December 31, 2000, (vi) the Second Vendor Financing will be collateralized by the equipment being financed. As of December 31, 1999 the Company had no amounts outstanding under the Second Vendor Financing.

         On June 30, 1999, the Company issued 1,250,000 shares of 15% Convertible Redeemable Preferred Stock (the "Preferred Stock") for an aggregate amount of $10,000. The Preferred Stock is convertible at any time at the option of the holders into the Company's common stock on a one for one basis, subject to adjustment. The 15% dividend is payable in kind until June 30, 2001, after which it will be payable in cash. Beginning June 30, 2001, if the closing price of the Company's common stock ,as quoted on the Nasdaq Stock Market, exceeds $15 per share for 30 consecutive trading days, the Preferred Stock is automatically converted into the Company's common stock. The holders of the Preferred Stock also have certain preemptive, redemption, anti-dilution, tag along and registration rights.

         On August 4, 1999, the Company converted $5,000 of outstanding promissory notes into 500,000 shares of the Company's common stock.

         During December 1999, one of the Company's Chilean subsidiaries obtained a $1,400 working capital revolving credit facility (the "Working Capital Facility") from a local bank. The Working Capital Facility is denominated in UF's ( a published inflation adjusted unit used in financing transactions in Chile)and bears interest at the prevailing market rates at the time of each draw down. As of December 31, 1999, there were no amounts outstanding under the Working Capital Facility.

         As a result of the October 1999 sale of 800,000 shares of the Company's common stock to Patricio E. Northland during January 2000 the Company received related proceeds of approximately $8,600.

         To accelerate its growth rate and to finance the launch or build-out of additional markets, the Company will consider obtaining financing from various sources, including additional vendor financing provided by equipment suppliers, project financing from commercial banks and international agencies, bank lines of credit and the sale of equity and debt securities. To the extent that the Company or any of its subsidiaries issues debt, its leverage and debt service obligations will increase. There can be no assurance that the Company will be able to raise such capital on satisfactory terms, if at all. In addition, the Indenture related to the Notes limits the ability of the Company and its subsidiaries to incur additional indebtedness.

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

         A summary of the Company's value of common stock issued and common stock and common stock equivalents outstanding as of December 31, 1999 and the pro forma effect on the Company's equity capitalization upon the exercise of all common stock equivalents outstanding at December 31, 1999 follows:


                                                                                      Other
                                                Options held by                      Options         Incremental
                                  Shares          Management      Senior Note          and               as
                              Outstanding at
                              December 31, 1999  and Directors    Warrants(5)       Warrants(6)       Adjusted(7)
                                                     (4)
                              -----------------------------------------------------------------------------------
 Shares of Common Stock        26,858,526         9,233,500         3,348,500         1,366,271        13,948,271
 Value of Common Stock
   Issued (1) (2)

   Par Value                  $    26,859       $     9,234       $     3,349       $     1,366       $    13,949
   Additional Paid in         $68,475,629       $51,101,902       $14,730,052       $ 3,412,642       $69,244,596
Capital
                              -----------------------------------------------------------------------------------
                              $68,502,488       $51,111,136       $14,733,401       $ 3,414,008       $69,258,545
                              ===================================================================================

Per Share (3)                 $      2.55       $      5.54       $      4.40       $      2.50       $      4.97

(1) The closing price of the Common Stock on December 31, 1999 was $36.75. The exercise of stock options and warrants as shown above assumes full vesting of all stock options and warrants.

(2) Value of Common Stock represents the proceeds from the Company's issuance of Common Stock and Common Stock equivalents, and is comprised of par value and additional paid in capital, as stated in the Company's consolidated historical financial statements.

(3)  Represents the amount in (2) per share of Common Stock.

(4) Represents the increase to the Company's value of Common Stock issued upon the exercise of all stock options (vested and not vested) held by the Company's management and directors and the Company's receipt of the exercise price as of December 31, 1999.

(5) Represents the increase to the Company's value of Common Stock issued upon the exercise of all warrants (vested and not vested) that were issued in connection with the Notes and are outstanding and the Company's receipt of the exercise price as of December 31, 1999.

(6) Represents the increase to the Company's value of Common Stock issued upon the exercise of all other stock options and warrants (vested and not vested) outstanding and the Company's receipt of the exercise price as of December 31, 1999.

(7) Represents the combined increase to the Company's value of Common Stock issued of (4), (5) and (6) above.

        Net cash used in operating activities for the year ended December 31, 1999 was $31,941. This amount represented cash used to fund the Company's net loss for the period and increased accounts receivable. The increase in accounts receivable was driven by increased revenue during 1999.

         Net cash used in investing activities for the year ended December 31, 1999 was $15,948. This amount primarily represented the Company's continued build-out of its fiber-optic network in Peru and the February 1999 acquisition of FirstCom Colombia offset by the use of restricted cash to fund such items. The growth of the Company's fiber networks was evidenced as route kilometers and buildings wired increased from approximately 817 km and 22 buildings as of December 31, 1998 to approximately 1,757km and 1,091 buildings as of December 31, 1999.

         Net cash provided by financing activities for the year ended December 31, 1999 was $51,983. Other than the use of restricted investments to make interest payments on the Notes the Company received significant funding during 1999 from (a) the exercise of stock options and warrants (b) the issuance of 1,250,000 shares of preferred stock at $8.00 per share and (c) vendor financing. As of December 31, 1999 the Company had approximately $34,700 available under credit facilities with equipment vendors.

IMPACT OF YEAR 2000

         In the prior year, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $63 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year.

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

         A substantial portion of the Company's purchases of capital equipment and interest on the Notes is payable in U.S. dollars. To date, the Company has not had significant foreign currency exposure with third parties and generally intends to be paid for its services in U.S. dollars or in local currencies with a pricing adjustment that is structured to protect the Company against the risk of fluctuations in exchange rates. As a result, the Company has not entered into foreign currency hedging transactions. In the future, if third party foreign currency exposure increases, the Company may enter into hedging transactions in order to mitigate any related financial exposure. However, a portion of sales to customers of the Company will be denominated in local currencies, and substantial or continued devaluation in such currencies relative to the U.S. dollar could have a negative effect on the ability of customers of the Company to absorb the costs of devaluation. This could result in the Company's customers seeking to renegotiate their contracts with the Company or, failing satisfactory renegotiation, defaulting on such contracts.

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

NET OPERATING LOSS CARRYFORWARDS

         At December 31, 1999 the Company has net tax operating loss carryforwards of approximately $59,000 for U.S. income tax purposes and approximately $46,900 for foreign income tax purposes. These carryforwards are available to offset future taxable income, if any, and expire for U.S. income tax purposes in the years 2007 through 2019. The foreign net operating loss carryforwards related (1) to Peru, $15,300 expire in the years 2000 through 2003 and (2) to Chile, $31,500, do not expire.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                       PAGE
FirstCom Corporation

Report of Independent Certified Public Accountants................       F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998 ......      F-4

Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998, and 1997................................      F-5

Consolidated Statements of Stockholder's Equity (Deficit) for the years ended
   December 31, 1999, 1998 and 1997 ...............................      F-6

Consolidated Statements of Cash Flows for the years ended
   December 31, 1999, 1998 and 1997 ...............................      F-7

Notes to Consolidated Financial Statements ........................      F-8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS

                        EXECUTIVE OFFICERS AND DIRECTORS

         The executive officers and directors of the Registrant are as follows (as of February 4, 2000):

                                      POSITION WITH
NAME                         AGE      THE COMPANY                                DIRECTOR SINCE
-------------------------  --------   -------------------------------------    ------------------
Patricio E. Northland         44      Chairman of the Board of Directors,      November1996
                                      President and Chief Executive Officer

David Kleinman                64      Director                                 May 1997

George Cargill                58      Director                                 July 1994

Andrew Hulsh                  39      Director                                 December 1997

PATRICIO E. NORTHLAND has over sixteen years of experience as an international communications executive and entrepreneur. Mr. Northland has been chairman of the board of directors, president and chief executive officer of FirstCom since November 1996. Born in Chile, Mr. Northland is a U.S. citizen. In 1991, Mr. Northland founded AmericaTel Corporation, a Miami-based international communications carrier providing satellite-based voice, data and fax communications services to corporate customers throughout Latin America. Prior to his involvement with AmericaTel, Mr. Northland held key management positions with PanamSat and IntelSat. In 1996, Mr. Northland sold his interest in AmericaTel to Entel. Mr. Northland holds engineering degrees from the University of Chile, a master's degree in communications from George Washington University, and a master's degree in business administration from the University of Chicago. Mr. Patricio Northland is the brother of Mr. Marco Northland.

         DAVID C. KLEINMAN has been a Director of the Company since May 1997. Mr. Kleinman is currently an Adjunct Professor of Strategic Management at the Graduate School of Business of The University of Chicago where he has taught since 1971. Mr. Kleinman serves as a member of the Board of Directors of Irex Corporation, which trades its stock in the over-the-counter market. Mr. Kleinman is also a member of the Board of Directors of the Acorn Fund, the Acorn International Fund, the Acorn USA Fund, Acorn Select Twenty Fund and Acorn Foreign Forty Fund which are registered under the Investment Company Act of 1940. Additionally, Mr. Kleinman serves as a member of the Board of Directors of Sonic Foundry which is listed on the American Stock Exchange.

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

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding the annual compensation earned by the Chief Executive Officer of the Company, and the other most highly compensated executive officers of the Company during 1999 (such persons are hereinafter referred to as the "Named Executive Officers").

SUMMARY COMPENSATION TABLE
                                 Annual Compensation                        Long-Term Compensation
                                                             Other       Restricted      Securities
                                                             Annual         Stock        Underlying
          Name and                                        Compensation     Awards         Options

   Principal Position(s)      Year   Salary ($)  Bonus ($)     ($)           ($)             (#)
Patricio E. Northland,         1999  412,500    884,000                                     2,200,000
President & CEO
Chairman of the Board          1998  375,000    758,580                                       333,333
President and CEO (2)          1997  300,000    630,000                                     1,614,000

Douglas G. Geib II             1999  281,250    450,000                                       100,000
Executive Vice President       1998  266,666    275,000                                       166,667
and Chief Financial Officer    1997  166,667    170,000                                     1,036,000
(3)

Carlos Fernandez Calatayud     1999  207,139    117,500                                             -
CEO, FirstCom Chile (4)        1998  170,000     85,000                                       130,000

Jose Gandullia                 1999  217,500    101,250                                        75,000
CEO, FirstCom Peru (5)         1998   35,000                                                   50,000

Marco A. Northland
Vice President, Product
Marketing and Business
Development (6)                1999  183,333     91,667                                       200,000

------------------
(1) Perquisites to each officer did not exceed the lesser of $50,000 or 10% of the total salary and bonus for any officer.

(2) Mr. P. Northland commenced employment with the Company on November 23, 1996.

(3) Effective January 31, 2000, Mr. Geib resigned from the Company.

(4) Mr. Fernandez Calatayud commenced employment with the Company on March 28, 1998, as the CEO of the Company's Chilean operations.

(5) Mr. Jose Gandullia commenced employment with the Company on October 8, 1998 as the CFO and is currently the CEO of the Company's Peruvian operations.

(6) Mr. M. Northland commenced employment with the Company on February 1, 1999 as Vice President, Product Development. Mr. M. Northland is the brother of Mr. Patricio Northland.

         The following table sets forth certain information concerning options granted in 1999 to the Company's Named Executive Officers. The Company has no outstanding stock appreciation rights. None of the Named Executive Officers exercised options during 1999.


OPTIONS GRANTS IN THE LAST FISCAL YEAR
                                                                             Potential Realized
                        Number of           % of                              Value at Assumed
                        Securities      Total Options                         Annual Rates of
                        Underlying  Granted to  Exercise                      Stock Appreciation
                         Options     Employees   Price     Expiration         For Option Term
        Name           Granted (#)   In Fiscal Per Share      Date          5%($)         10%($)
                                       Year     ($/SH)
-----------------------------------------------------------------------------------------------------
Patricio Northland         2,200,000     56.2%    $10.70       10/31/09    $14,804,180   $37,516,698
Douglas Geib                 100,000      2.6%    $10.70       10/31/09       $672,917    $1,705,304
Carlos Fernandez                  --        --        --             --             --            --
Jose Gandullia                75,000     1.90%     $9.55(1)     various(2)   $ 197,956     $ 437,430
Marco A. Northland           200,000      5.1%     $2.30         2/1/09       $289,292      $733,122

NOTES

(1) Weighted average of options granted of $50,000 at $9.49 and $25,000 at $9.68.
(2) Expiration dates are 8/5/04 and 10/8/04

         The following table sets forth information with respect to the Company's Named Executive Officers concerning the exercise of options during 1999 and unexercised options held as of the end of 1999.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

                                                                                  Value of
                                                  Number of Securitie s          Unexercised
                                                       Underlying               in-the-money
                                                   Unexercised Options           options at
                          Shares                      At FY-End (#)              FY-end($)
                         Acquired        Value          Exercisable/             Exercisable/
         Name         On Exercise(#)  Realized($)     Unexercisable             Unexercisable
----------------------------------------------------------------------------------------------------
Patricio Northland               --           --    2,836,222 / 2,311,111    $94,886,003 / $61,235,552
Douglas Geib                     --           --    1,147,111 / 155,556      $38,997,652 / $4,567,793
Carlos Fernandez                 --           --        32,500 / 97,500       $1,130,750 / $3,392,250
Jose Gandullia                   --           --       12,500 / 112,500         $443,500 / $3,370,250
Marco A. Northland               --           --         --/200,000                   -- / $6,890,000

STOCK OPTIONS

         As of February 4, 2000 the Company had outstanding options to purchase 10,343,500 shares of Common Stock.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  SECURITY OWNERSHIP

         The following table sets forth, as of February 4, 2000, information with respect to the beneficial ownership of the Company's Common Stock by (i) each director of the Company, (ii) the Named Executive Officers, (iii) the beneficial owners of more than 5% of the outstanding Common Stock and (iv) all directors and executive officers of the Company, as a group.

                                                  AMOUNT AND        PERCENTAGE
                                                   NATURE OF            OF
                                                  BENEFICIAL       OUTSTANDING
 NAME AND ADDRESS                                OWNERSHIP (1)      SHARES (2)
-------------------------------------------------------------------------------
Patricio Northland (3)                                4,236,222           10.9%

George Cargill (4)                                    2,200,000            5.6%

David Kleinman (5)                                      240,000               *

Andrew Hulsh (6)                                        250,000               *

Carlos Fernandez (7)                                     32,500               *

Jose Gandullia (8)                                       12,500               *

Marco A. Northland(9)                                   155,682               *
SFG-N, Inc., a wholly-owned subsidiary
of General Electric Capital Corporation(10)           1,345,507            3.5%
All Directors and Executive Officers as a
Group (5 persons)                                     7,114,404           18.3%

-----------------
 *       Less than 1%.
(1) Includes shares of Common Stock which may be acquired pursuant to options and warrants exercisable within 60 days of February 4, 2000.

(2) Based on 38,961,700 shares of Common Stock issued and outstanding on February 4, 2000, including shares of Common Stock which may be acquired pursuant to options and warrants exercisable within 60 days of February 4, 2000 and shares of common stock issuable upon the conversion of convertible preferred stock.

(3) The address of this person is 220 Alhambra Circle, Suite 910, Coral Gables, Florida 33134. Includes 2,836,222 of shares of common stock that may be acquired upon the exercise of outstanding stock options.

(4)      The address of this person is Eliodoro Yanez, 2238 Santiago, Chile.

(5)      The address of this person is 1101 E. 58th Street, Chicago, Illinois
         60637.

(6) The address of this person is 1200 Brickell Avenue, Suite 1900, Miami, Florida 33131.

(7) The address of the person is Vitacura 2939, piso 849, Las Condes, Santiago, Chile. Represents shares of common stock that may be acquired upon the exercise of outstanding stock options.

(8) The address of this person is Av. Victor Andres Belaunde, No. 147, Edificio Real Seis, Centro Empresarial, Oficina 303, San Isidro, Lima Peru. Represents shares of common stock that may be acquired upon the exercise of outstanding stock options.

(9)      The address of this person is 220 Alhambra Circle, Suite 910, Coral

         Gables, Florida 33134. Includes 66,667 shares of common stock that may be acquired upon the exercise of outstanding stock options.

(10) Represents shares of preferred stock that are convertible into common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS. (US$000)

TELECTRONIC S.A.

         During the year ended December 31, 1999, the Company entered into certain transactions with Telectronic S.A. and one of its founders, Mr. George
A. Cargill. Mr. Cargill owns more than 5% of the issued and outstanding shares of the Company Common Stock and has been a director of the Company since 1994. As compensation for his service as a director of the Company, during 1999, the Company granted Mr. Cargill 80,000 stock options with a weighted average exercise price of $11.30. The exercise price of such grants was equal to the grant date fair value of the underlying Common Stock. The Company's Chilean operations purchased approximately $104 of certain telecommunication equipment in 1999 from Telectronic, S.A.

OTHER RELATED PARTY TRANSACTIONS

         During October 1999, Mr. Patricio E. Northland, FirstCom's chairman of the board, president and chief executive officer, purchased from FirstCom 800,000 restricted common shares of FirstCom and received options to purchase
2.2 million common shares of FirstCom. The purchase price per share for the restricted common shares, and the exercise price per share of the options, was $10.70. Mr. Northland financed the purchase of the restricted shares by giving a note to the Company in the amount of $8.55 million, which Mr. Northland repaid in full, including accrued interest, during January 2000. These options vest, subject to Mr. Northland's continued employment, one-ninth on March 1, 2001, three-ninths on each of March 1, 2002 and 2003, and one-ninth on each of March 1, 2004 and 2005. The restricted shares are subject to repurchase rights by FirstCom at $10.70 per share; the number of these shares subject to that repurchase right is progressively reduced at the same rate as the rate at which Mr. Northland's 2.2 million options vest. Also during October 1999, FirstCom forgave an existing loan to Mr. Northland in the amount of approximately $425 plus accrued and unpaid interest.

        During October 1999, FirstCom forgave an existing loan to Douglas G. Geib II, in the amount of approximately $181 plus accrued and unpaid interest.

         On February 2, 2000, the Company announced the resignation of Douglas
G. Geib II. In accordance with his employment arrangements with the Company, Mr. Geib received a lump sum payment of $675 and the full vesting of 155,556 previously issued and unvested stock options.

         The Company paid approximately $2,012 in legal fees in 1999, to the law firm of Baker & McKenzie. Mr. Hulsh, a Director of the Company, is a Senior Partner with Baker & McKenzie.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         EXHIBITS

EXHIBIT NUMBER      DESCRIPTION OF EXHIBITS
----------------    -----------------------------------------------------------

2.2 Agreement and Plan of Merger, dated November 1, 1999, as previously filed as an exhibit to Registrant's Current Report on Form 8-K with the Commission on November 4, 1999 and incorporated herein by reference.

2.3 Voting Agreement between AT&T and each of Patricio E. Northland, George Cargill and Eleazar Donoso as previously filed as an exhibit to Registrant's Current Report on Form 8-K with the Commission on November 4, 1999 and incorporated herein by reference.

2.4 Voting Agreement between AT&T and Douglas G. Geib II as previously filed as an exhibit to Registrant's Current Report on Form 8-K with the Commission on November 4, 1999 and incorporated herein by reference.

2.5 Amendment, dated February 1, 2000, to the Agreement and Plan of Merger among AT&T, Kiri Inc., Frantis Inc., and the Registrant as previously filed on Registrant's Current Report on Form 8-K filed with the Commission on February 3, 2000 and incorporated herein by reference.

4.9 Securities Purchase Agreement, dated June 30, 1999, between FirstCom Corporation and SFG-N, Inc. (GE Capital Structured Finance Group, a wholly owed subsidiary of GE Capital) previously filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Commission on July 8, 1999 and incorporated herein by reference.

4.10 Investor Rights Agreement, dated June 30, 1999, between FirstCom Corporation and SFG-N, Inc. (GE Capital Structured Finance Group, a wholly owned subsidiary of GE Capital) previously filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Commission on July 8, 1999 and incorporated herein by reference.

4.11 Certificate of Designation, dated June 30, 1999, between FirstCom Corporation and SFG-N, Inc. (GE Capital Structured Finance Group, a wholly owned subsidiary of GE Capital) previously filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Commission on July 8, 1999 and incorporated herein by reference.

10.3 Amendment Agreement, dated July 28, 1999, between FirstCom Equipment Ltd. and Cisco Systems Capital Corporation, previously filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Commission on August 12, 1999 and incorporated herein by reference.

10.4 Amended and Restated Promissory Note, dated July 28, 1999, previously filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Commission on August 12, 1999 and incorporated herein by reference.

10.5 Agreement Amendment, dated July 27, 1999, between FirstCom Teleductos (B.V.I.) Inc., Varel International Limited and Zelbord Properties Limited, previously filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Commission on August 6, 1999 and incorporated herein by reference.

10.6 Registration Rights Agreement, dated July 27, 1999, between FirstCom Corporation, Varel International Limited and Zelbord Properties Limited, previously filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Commission on August 6, 1999 and incorporated herein by reference.

10.7 Amendment Agreement, dated July 28, 1999, between FirstCom Equipment Ltd. and Cisco Systems Capital Corporation, previously filed as an exhibit to Registrant's Current Report on Form 8-K, filed with the Commission on August 2, 1999 and incorporated herein by reference.

10.8 Amended and Restated Promissory Note, dated July 28, 1999, previously filed as an exhibit to Registrant's Current Report on Form 8-K, filed with the Commission on August 2, 1999 and incorporated herein by reference.

10.9 Separation Agreement between the Registrant and Douglas Geib II, previously filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Commission on February 3, 2000 and incorporated herein by reference.

23.1     Consent of Ernst & Young, LLP.

27.0     Financial Data Schedule

c)       Reports on Form 8-K.

         (i) The Registrant filed a Current Report on Form 8-K with the Commission on November 4, 1999 for the Agreement and Plan of Merger between FirstCom Corporation, AT&T, Kiri Inc., and Frantis Inc.

         (ii) The Registrant filed a Current Report on Form 8-K with the Commission on February 3, 2000 for the following reasons: to announce that it had filed preliminary proxy materials with the Commission; to announce that it amended the Agreement and Plan of Merger among AT&T, Kiri Inc., Frantis Inc. and the Registrant; and to announce that Douglas G. Geib II, a Director and the Executive Vice President and Chief Financial Officer of the Registrant, resigned from all positions with the Registrant.

SCHEDULE II.  VALUATION AND QUALIFYING ACCOUNTS (US$000's)

                                 BALANCE AT                                                    BALANCE AT
                                BEGINNING OF                                                   END OF
DESCRIPTION                        PERIOD            ADDITIONS             DEDUCTIONS          PERIOD
-----------------            ------------------    ---------------     ------------------     ----------------
 YEAR ENDED DECEMBER 1999
Allowance for doubtful
Accounts                                  $953             $ 1,361               $(1,180)                $1,134

Deferred tax asset
valuation allowance                    $16,994             $13,118                    --                $30,112

YEAR ENDED DECEMBER 31, 1998
Allowance for doubtful
accounts                                    --                $953                    --                   $953

Deferred tax asset
valuation allowance                     $9,700              $7,294                    --                $16,994

YEAR ENDED DECEMBER 31, 1997
Deferred tax asset
valuation allowance                     $4,771              $4,929                    --                $ 9,700

YEAR ENDED DECEMBER 31, 1996
Deferred tax asset
valuation allowance                     $3,751              $1,020                    --                $ 4,771

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Coral Gables, Florida on the 22 the day of February 2000.

                              FIRSTCOM CORPORATION

                              By:/S/ PATRICIO E.  NORTHLAND
                                  Patricio E.  Northland
                                  PRESIDENT AND CHIEF EXECUTIVE OFFICER

                NAME                                       TITLE                               DATE
-------------------------------------    -------------------------------------------    --------------------
/S/ PATRICIO E. NORTHLAND                Chairman of the Board, Director                February  22, 2000
-------------------------------------
Patricio E. Northland                    President and Chief Executive Officer
                                         (PRINCIPAL EXECUTIVE OFFICER)

/S/ JOSE A. SEGRERA*                     February 22 ,2000
-------------------------------------
Jose A. Segrera                          PRINCIPAL ACCOUNTING OFFICER

/S/ DAVID C. KLEINMAN*                   Director February  22,2000
-------------------------------------
David C. Kleinman

/S/ GEORGE A. CARGILL*                   Director February  22,2000
-------------------------------------
George A. Cargill

/S/ ANDREW HULSH*                        Director February  22,2000
-------------------------------------
Andrew Hulsh

*By: /S/ PATRICIO E. NORTHLAND
-------------------------------------
Patricio E. Northland
Attorney-in-fact

FINANCIAL STATEMENTS

FirstCom Corporation                                                                             PAGE
                                                                                                 ----
Reports of Independent Certified Public Accountants...............................................F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998......................................F-4

Consolidated Statements of Operations for the years ended
 December 31, 1999, 1998 and 1997.................................................................F-5

Consolidated Statement of Stockholder's Equity (Deficit) for the years ended
 December 31, 1999, 1998 and 1997.................................................................F-6

Consolidated Statement of Cash Flows for the years ended
 December 31, 1999, 1998 and 1997.................................................................F-7

Notes to Consolidated Financial

Statements........................................................................................F-8

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
FirstCom Corporation

         We have audited the accompanying consolidated balance sheets of FirstCom Corporation as of December 31, 1999 and 1998 and the related consolidated statements of operations and stockholders' equity(deficit) and cash flows for each of the two years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FirstCom Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ Ernst & Young LLP

Miami, Florida
February 14, 2000

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of FirstCom Corporation

In our opinion, the consolidated statements of income, of cash flows and of changes in stockholders' equity for the year ended December 31, 1997 present fairly, in all material respects, the results of operations and cash flows of FirstCom Corporation and its subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of FirstCom Corporation for any period subsequent to December 31, 1997.

As described in Note 4, during 1996 the Company had transactions and relationships with related parties. Because of these relationships, it is possible that the terms of these transactions may not be the same as those that would result from transactions among unrelated parties.

The Company has restated its financial statements for the years ended December 31, 1997 and 1996 to reflect the effect of revising the price per share of Company common stock issued in connection with the May 1996 acquisition of FirstCom Peru (formerly Resetel S.A.) from $2.25 to $5.99 per share.

                                                       /S/PricewaterhouseCoopers

March 2, 1998, except as
to restatement described above
which is as of August 6, 1998

                              FIRSTCOM CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)


                                                               1999         1998
                                                               ----         ----
ASSETS
Current assets:
Cash and cash equivalents ................................   $  12,986   $   8,892
Restricted cash ..........................................         645      22,599
Restricted investments ...................................      20,440      19,670
Accounts receivable, net of allowance for doubtful
  accounts of  $1,134 and $953 in 1999 and 1998,
  respectively ...........................................      11,041       6,935
Prepaid expenses and other current assets ................       2,775         624
                                                             ---------   ---------
Total current assets .....................................      47,887      58,720
Restricted investments ...................................          --      20,021
Property, plant, and equipment, net ......................      92,469      45,901
Intangible assets, net ...................................      17,704      15,765
Deferred financing costs and other assets ................      14,050      14,437
                                                             ---------   ---------
Total assets .............................................   $ 172,110   $ 154,844
                                                             ---------   ---------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Vendor financing, current ................................   $     814   $     254
Lease obligations, current ...............................          70         136
Accounts payable .........................................      12,653       8,238
Accrued interest .........................................       3,716       3,695
Other accrued expenses ...................................       5,334       1,963
Deferred income taxes ....................................         302          --
Other current liabilities ................................       1,325         471
                                                             ---------   ---------
Total current liabilities ................................      24,214      14,757

Senior notes, net ........................................     133,197     132,338
Vendor financing .........................................       4,050       1,337
Lease obligations, less current portion ..................         142         238
Deferred income taxes ....................................       2,228          --
Other Liabilities ........................................       2,247          --
                                                             ---------   ---------
Total liabilities ........................................     166,078     148,670

Minority interest ........................................       3,012          --
Redeemable Preferred Stock, $.001 par value, authorized ..      11,720          --
  10,000,000 shares, issued and outstanding 1,345,507
  shares as of December 31, 1999

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $.001 par value, authorized ................          27          19
  50,000,000 shares, issued and outstanding
  26,858,526 and 19,084,300 shares as of December 31, 1999
  and 1998, respectively
Additional paid in capital ...............................      68,476      31,737
Warrants .................................................      26,737      26,737
Accumulated deficit ......................................     (95,057)    (51,475)
Cumulative translation adjustments .......................        (238)       (238)
                                                             ---------   ---------
                                                                   (55)      6,780
Shareholder loans ........................................      (8,645)       (606)
                                                             ---------   ---------
Total stockholders' equity (deficit) .....................      (8,700)      6,174
                                                             ---------   ---------
Total liabilities and stockholders' equity (deficit) .....   $ 172,110   $ 154,844
                                                             =========   =========
                                    See accompanying notes

                              FIRSTCOM CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (THOUSANDS OF US DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                             YEAR ENDED DECEMBER 31,
                                                               ------------------------------------------------
                                                                   1999              1998              1997
                                                               ------------      ------------      ------------
Revenues:
  Long Distance ..........................................     $     24,318      $     16,445      $         --
  Internet and data ......................................           14,038             1,697             1,130
                                                               ------------      ------------      ------------
                                                                     38,356            18,142             1,130

Operating expenses:
Cost of revenues:
  Long Distance ..........................................           16,361            12,379                --
  Internet and data ......................................            5,644             1,700             1,203
                                                               ------------      ------------      ------------
                                                                     22,005            14,079             1,203

Selling, general and administrative ......................           25,698            12,293             4,678
Non-cash compensation and
 Consulting expenses .....................................              353               175             4,640
Depreciation and amortization ............................           10,211             2,237             1,201
Merger expense ...........................................            1,008                --                --
                                                               ------------      ------------      ------------
                                                                     59,275            28,784            11,722
                                                               ------------      ------------      ------------
Loss from operations .....................................          (20,919)          (10,642)          (10,592)
Interest expense .........................................          (22,552)          (19,578)           (6,521)
Interest income ..........................................            2,286             5,448             1,315
Other income/(expense), net ..............................              (84)             (550)              (68)
                                                               ------------      ------------      ------------
Net loss before income taxes and minority interest expense          (41,269)          (25,322)          (15,866)
Income taxes .............................................              170                --                --
                                                               ------------      ------------      ------------
Net loss before minority interest expense ................          (41,439)          (25,322)          (15,866)
Minority interest expense ................................               33                --                --
                                                               ------------      ------------      ------------
Net Loss .................................................     $    (41,472)     $    (25,322)     $    (15,866)
                                                               ============      ============      ============
Net basic and diluted loss per share .....................     $      (1.94)     $      (1.33)     $      (0.95)
Weighted average common shares outstanding ...............       21,354,012        19,084,300        16,667,719
                                                               ============      ============      ============
                             See accompanying notes

                              FIRSTCOM CORPORATION
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)
                  (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)

                                                                            COMMON STOCK        ADDITIONAL
                                                                  -------------------------      PAID-IN
                                                                    SHARES        AMOUNTS        CAPITAL         WARRANTS
                                                                  ----------     ----------     ----------      ----------
Balances at January 1, 1997 .................................     16,152,518     $       16     $   23,168      $       --

Conversion of debt ..........................................      1,101,782              1          1,993              --
Beneficial conversion feature ...............................             --             --            810              --
Reversal of beneficial conversion feature upon
 redemption of debt .........................................             --             --           (344)             --
Stock issued to a former director in connection with the
 FirstCom Long Distance acquisition .........................        100,000             --            205              --
Stock issued as compensation to officers and former directors      1,350,000              2          3,756              --
Stock option grants to officers and former directors ........             --             --            882              --
Conversion of liabilities ...................................         80,000             --            240              --
Stock issued for past financial assistance ..................        300,000             --            852              --
Warrants to purchase common stock ...........................             --             --             --          26,737
Currency translation adjustment .............................             --             --             --              --
Net loss ....................................................             --             --             --              --
                                                                  ----------     ----------     ----------      ----------
Total comprehensive net loss ................................             --             --             --              --
                                                                  ----------     ----------     ----------      ----------
Balances at December  31, 1997 ..............................     19,084,300             19         31,562          26,737

Shareholder loans ...........................................             --             --             --              --
Stock Option Grants to non-employees ........................             --             --            175              --
Net loss and comprehensive net loss .........................             --             --             --              --
                                                                  ----------     ----------     ----------      ----------

Balances at December 31, 1998 ...............................     19,084,300             19         31,737          26,737

Exercise of stock options and warrants ......................      6,374,226              6         23,015              --
Stock options vested ........................................             --             --            353              --
Common Stock issued with the acquisition
 of FirstCom Colombia .......................................        100,000             --            279              --
Common Stock sold to Executive Officer ......................        800,000              1          8,559              --
Promissory Note Conversion ..................................        500,000              1          4,533              --
Forgiveness of Shareholder Loans ............................             --             --             --              --
Preferred Stock PIK Dividend ................................             --             --             --              --
Accretion of Preferred Stock ................................             --             --             --              --
Net Loss and comprehensive net loss .........................             --             --             --              --
                                                                  ----------     ----------     ----------      ----------
Balances at December 31, 1999 ...............................     26,858,526     $       27     $   68,476      $   26,737
                                                                  ==========     ==========     ==========      ==========

                                                                                CUMULATIVE
                                                                  ACCUMULATED   TRANSLATION   SHAREHOLDER
                                                                  DEFICIT       ADJUSTMENT      LOANS         TOTAL
                                                                  ----------    -----------   -----------  ---------
Balances at January 1, 1997 .................................     $(10,287)     $    (78)     $     --      $ 12,819
Conversion of debt ..........................................           --            --            --         1,994
Beneficial conversion feature ...............................           --            --            --           810
Reversal of beneficial conversion feature upon
 redemption of debt .........................................           --            --            --          (344)
Stock issued to a former director in connection with the
 FirstCom Long Distance acquisition .........................           --            --            --           205
Stock issued as compensation to officers and former directors           --            --            --         3,758
Stock option grants to officers and former directors ........           --            --            --           882
Conversion of liabilities ...................................           --            --            --           240
Stock issued for past financial assistance ..................           --            --            --           852
Warrants to purchase common stock ...........................           --            --            --        26,737
Currency translation adjustment .............................           --          (160)           --          (160)
Net loss ....................................................      (15,866)           --            --       (15,866)
                                                                  --------      --------      --------      --------
Total comprehensive net loss ................................           --            --            --       (16,026)
                                                                  --------      --------      --------      ---------

Balances at December  31, 1997 ..............................      (26,153)         (238)           --        31,927

Shareholder loans ...........................................           --            --          (606)         (606)
Stock Option Grants to non-employees ........................           --            --            --           175
Net loss and comprehensive net loss .........................      (25,322)           --            --       (25,322)
                                                                  --------      --------      --------      --------

Balances at December  31, 1998 ..............................      (51,475)         (238)         (606)        6,174


Exercise of stock options and warrants ......................           --            --            --        23,021
Stock options vested ........................................           --            --            --           353
Common Stock issued with the acquisition
 of FirstCom Colombia .......................................           --            --            --           279
Common Stock sold to Executive Officer ......................           --            --        (8,560)           --
Promissory Note Conversion ..................................           --            --            --         4,534
Forgiveness of Shareholder Loans ............................           --            --           606           606
Preferred Stock PIK Dividend ................................         (764)           --            --          (764)
Accretion of Preferred Stock ................................       (1,346)           --            --        (1,346)
Interest on Shareholder Loan ................................           --            --           (85)          (85)
Net Loss ....................................................      (41,472)           --            --       (41,472)
                                                                  --------      --------      --------      --------
Balances at December 31, 1999 ...............................     $(95,057)     $   (238)     $ (8,645)     $ (8,700)
                                                                  ========      ========      ========      ========
                             See accompanying notes

                              FIRSTCOM CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (THOUSANDS OF US DOLLARS)
                                                                     YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------
                                                              1999           1998           1997
                                                           ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .............................................     ($ 41,472)     ($ 25,322)     ($ 15,866)
 Adjustments to reconcile net loss to net cash used
 in operating activities:
 Depreciation and amortization expense ...............        10,211          2,237          1,201
 Deferred income taxes ...............................          (448)            --             --
 Amortization of deferred financing costs and
 original issue discounts ............................         1,541          1,279            518
 Accrued income on restricted investments ............        (1,750)        (2,799)          (583)
 Beneficial conversion features on convertible .......            --             --            466
 debentures, net
 Capitalized interest related to network
 construction ........................................        (1,532)        (2,955)          (712)
 Services exchanged for common stock .................            --             --            852
 Non-cash compensation and consulting expense ........           353            175          4,640
 Interest converted to equity ........................            --             --             45
 Accrued interest on shareholder loan ................           (85)            --             --

 Changes in operating assets and liabilities:
  Accounts receivable ................................        (3,364)        (4,291)           (29)
  Prepaid expenses and other current assets ..........        (1,527)           645           (258)
  Other assets .......................................           590           (203)           (64)
  Accounts payable and accrued expenses ..............         5,108          2,560          4,602
  Due to related parties .............................            --           (263)          (179)
  Other current liabilities ..........................           434            548           (105)
                                                           ---------------------------------------
Net cash used in operating activities ................       (31,941)       (28,389)        (5,472)
                                                           ---------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of telecommunications network ..............       (33,124)       (34,674)        (2,763)
 Reduction of (increase in) restricted cash ..........        21,955         38,429        (61,028)
 Acquisition of FirstCom Long Distance, net ..........            --             --         (5,799)
 Acquisition of FirstCom Internet, net ...............            --         (1,528)            --
 Acquisition of FirstCom Colombia, net ...............        (4,779)            --             --
                                                           ---------------------------------------
Net cash provided by (used in) investing activities ..       (15,948)         2,227        (69,590)
                                                           ---------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Reduction of (increase in) restricted investments ...        21,000         21,000        (57,309)
 Repayment of convertible debentures .................            --         (1,550)            --
 Shareholder Loans ...................................           606           (606)            --
 Net proceeds from vendor financing ..................         2,435          1,591             --
 Issuance of Senior Notes ............................            --             --        150,000
 Deferred financing costs ............................            --             --         (7,000)
 Proceeds from convertible debentures ................            --             --          3,500
 Exercise of stock options ...........................        23,021             --             --
 (Payments under) proceeds from leasing obligations ..          (144)          (317)            84
 Net change in bank debt and promissory notes ........        (4,545)            --             --
 Redeemable preferred stock issued ...................         9,610             --             --
                                                           ---------------------------------------
Net cash provided by financing activities ............        51,983         20,118         89,275
                                                           ---------------------------------------
Net increase (decrease) in cash and cash equivalents..         4,094         (6,044)        14,213
                                                           ---------------------------------------
Cash and cash equivalents at beginning of year .......         8,892         14,936            723
                                                           ---------------------------------------
Cash and cash equivalents at end of year .............     $  12,986      $   8,892      $  14,936
                                                           =========      =========      =========
Supplemental Cash Flow Disclosure:

 Cash paid for interest ..............................     $  22,348      $  21,000      $     545
                                                           =========      =========      =========
Supplemental noncash disclosure:
 Promissory notes issued in connection with the ......     $   7,000             --             --
  acquisition of FirstCom Colombia, S.A
 Amount recorded for common stock issued in acquisition
  of FirstCom Colombia, S.A...........................     $     216             --             --
 Common stock issued in payment of outstanding
  promissory notes....................................     $   5,000             --             --
 Shareholder loan forgiven ...........................     $     606             --             --

During 1999, 1998 and 1997, the Company capitalized $1,532; $2,955 and $712 of interest costs related to the construction of a fiber optic network.

                             See accompanying notes

                              FIRSTCOM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)

 1.  ORGANIZATION AND BUSINESS FORMATION

         FirstCom Corporation ("the Company"), is a provider of telecommunications services in Chile, Peru and Colombia. Historically, the Company has developed its operations in Latin America through the acquisition of holding and operating companies that own licenses, concessions or rights-of-way in what the Company believes to be attractive markets. The Company operates in Chile as FirstCom Networks, S.A. ("FirstCom Networks"), FirstCom Long Distance, S.A. ("FirstCom Long Distance"), and FirstCom Internet, S.A. ("FirstCom Internet"), in Peru as FirstCom, S.A. ("FirstCom Peru"), and in Colombia as FirstCom Colombia, S.A. ("FirstCom Colombia", formerly "Teleductos").

         Although separate legal entities, the Company operates its Chilean subsidiaries as one functional entity, providing seamless service delivery of integrated telecommunication solutions to its Chilean customers. Services provided by the Company to businesses in Santiago include: (i) high speed data transmission (ii) domestic and international long distance services, (iii) internet access services on a dial-up and dedicated access basis, as well as related value-added services such as webhosting and corporate e-mail. FirstCom Peru provides integrated telecommunication solutions to its customers, including: (i) high-speed data transmission, (ii) dedicated internet access and
(iii) domestic and international long distance telephony services. FirstCom Colombia provides multinational, national and local businesses with high speed data services and dedicated internet access in the cities of Bogota and Cali, Colombia.

Proposed Merger with AT&T Latin America Corp.

         On November 1, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with AT&T ("AT&T"), AT&T Latin America Corp. (formerly Kiri Inc.), an indirect wholly-owned subsidiary of AT&T ("AT&T Latin America"), and Frantis, Inc., a Delaware corporation ("Frantis"). The Merger Agreement provides for the merger (the "Merger") of the Company with and into Frantis, which is a direct wholly owned subsidiary of AT&T Latin America Corp.

         Pursuant to the Merger, which is subject to approval of the Company's shareholders, among other conditions, shareholders of the Company will receive
(i) one share of Class A common stock ("Class A Shares") of AT&T Latin America in exchange for each share of common stock of the Company; and (ii) one share of Series A convertible preferred stock of AT&T Latin America in exchange for each share of Series A Preferred Stock, of the Company

         Upon consummation of the Merger, on a fully-diluted basis, the former shareholders of the Company will own approximately 34% of the common stock of AT&T Latin America in the form of Class A Shares.

         The closing of the Merger Agreement is subject to certain conditions, including, but not limited to, the contribution by the stockholders of AT&T Latin America (other than the stockholders of the Company) to AT&T Latin America of a total of not less than $70 million in cash equity (including the $50 million contributed to date), the provision by AT&T of a $100 million revolving credit facility to AT&T Latin America and, if requested by AT&T, the successful completion of a tender offer for the Company's 14% Notes due 2007. The Company believes it is likely that AT&T will request the Company to initiate a tender offer for the Notes. Further, the Merger is subject to the approval of the Merger by the Company's shareholders and certain regulatory approvals.

         The Merger Agreement contains provisions restricting the conduct of the Company's business until the Merger is closed or the Merger Agreement is terminated. With certain exceptions, these provisions prohibit the Company from, among other things, issuing capital stock, declaring dividends, disposing of a material amount of assets, making material capital expenditures, incurring indebtedness, entering into or amending its organizational documents, in each case without the consent of AT&T.

Acquisitions of Businesses

         During the three years ended December 31, 1999, the Company made the following acquisitions, each of which was accounted for as a purchase. The consolidated financial statements include the operating results from the effective date of acquisition.

 ACQUISITION OF FIRSTCOM LONG DISTANCE

         On December 17, 1997, the Company acquired 100% of FirstCom Long Distance's outstanding stock for $5,799 in cash, net of cash acquired. In addition, the Company incurred other direct acquisition costs totaling approximately $300, which includes the fair market value of 100,000 shares of

Company Common Stock paid to a former director of the Company for his services in facilitating the transaction.

         The excess purchase price, of approximately $6,200, over the fair value of the net assets acquired has been allocated to FirstCom Long Distance's telephone carrier concession. The Company has accounted for the acquisition of FirstCom Long Distance as if it occurred on December 31, 1997.

ACQUISITION OF FIRSTCOM INTERNET

         On October 7, 1998 the Company acquired 99.9% of FirstCom Internet, S.A.'s outstanding stock for $1,528 in cash, net of cash acquired. Goodwill of approximately $1,400 was recorded representing the excess cost over the fair value of net assets acquired in the transaction.

ACQUISITION OF FIRSTCOM COLOMBIA

         On February 2, 1999, the Company acquired 51% of FirstCom Colombia S.A.'s outstanding stock for approximately $4,779 in cash, net of cash acquired, $7,000 in short-term promissory notes, and 100,000 shares of the Company's common stock. The promissory notes bear interest at 5% per annum and mature at various dates through February 2000. The excess purchase price over the fair value of the assets acquired of approximately $2,978 was allocated to goodwill and is being amortized over 20 years. Also on February 2, 1999, the Company purchased additional shares from FirstCom Colombia for $3,091, which increased its ownership to 76%. On August 4, 1999 the Company converted the then outstanding $5,000 principal balance of the Promissory Notes into 500,000 shares of the Company's common stock. During November 1999, the Company purchased additional shares from FirstCom Colombia for $3,800. As a result of this purchase the Company's ownership in FirstCom Colombia increased to 86%.

 OTHER RELATED ACQUISITION DISCLOSURES - UNAUDITED

         The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of FirstCom Long Distance, FirstCom Internet and FirstCom Colombia had occurred at the beginning of the periods presented, and do not purport to be indicative of the results that actually would have occurred if the acquisitions had been consummated on those dates or of results which may occur in the future:

                                             DECEMBER 31,
                                   ----------------------------------
                                              1999        1998
Revenue ....................                $38,756     $25,428
Net loss ...................                (41,440)    (26,333)
Net loss per share .........                 $(1.94)     $(1.38)

         Following is a summary of the intangible assets resulting from the Company's acquisitions:

                                                                   ESTIMATED
                                           DECEMBER 31,             USEFUL
                                      1999              1998         LIFE
                                   -----------       ----------   ----------
  Satellite transmission rights         $1,166         $1,166     10 years
  Concessions                           13,870         13,870     20 years
  Goodwill                               5,708          2,730     10-20 years
                                   -----------       ----------
                                        20,744         17,766
  Less: accumulated amortization        (3,040)        (2,001)
                                   -----------       ----------
                                       $17,704        $15,765
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

         Included in other expense in 1999 and 1998 is approximately $448 and $500, respectively, of foreign exchange losses resulting from the translation into U.S. dollars of the Company's subsidiaries financial statements.

         In 1999, FirstCom Colombia used the U.S. dollar as its functional currency.

 RECLASSIFICATIONS

         Certain amounts in the 1998 consolidated financial statements were reclassified to conform with the 1999 presentation.

CONCENTRATIONS OF CREDIT RISK

         The Company's financial instruments that are exposed to concentrations of credit risk are primarily cash and cash equivalents, restricted cash, restricted investments and accounts receivable.

         The Company places its cash and cash equivalents, restricted cash, and restricted investments with high-quality institutions. The majority of accounts receivable are due from commercial telecommunications customers. Credit is extended based on evaluation of the customer's financial condition and generally collateral is not required. Anticipated credit losses are provided for in the consolidated financial statements and have been within management's expectations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated fair value based on the short maturity of these financial instruments. As of December 31, 1999 and 1998 the carrying amount of debt, excluding the Senior Notes, and capital leases approximated fair value based on the prevailing market rates currently available to the Company for similar financial instruments. The fair value of the Senior Notes at December 31, 1999 was $154,500. As of December 31, 1998 the carrying amount of the Senior Notes approximated fair value.

 CASH AND CASH EQUIVALENTS

         The Company considers all certificates of deposit and highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

 RESTRICTED CASH AND INVESTMENTS

         Restricted cash represents proceeds from the senior note offering (see
Note 3) to be used, in accordance with the terms of the related Indenture

Agreement ("Indenture"), primarily for the purchase of telecommunications equipment in Peru and Chile. Restricted investments are U.S. Treasury Notes that are restricted for the repayment of interest on the senior notes, and are stated at amortized cost, which approximated fair value at December 31, 1999. These investments mature at various dates through October 2000. Management designated these investments as held-to-maturity.

 PROPERTY, PLANT & EQUIPMENT

         Property, plant, and equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful life of the related assets. Construction, engineering, interest and labor costs directly related to the development of the Company's networks are capitalized. The Company begins depreciating these costs when the networks become commercially operational.

         Property, plant, and equipment consists of:

                                                                             December 31,                ESTIMATED
                                                                      ----------------------------         USEFUL
                                                                         1999           1998                LIFE
                                                                         ----           ----           -------------
Telecommunications equipment                                              $94,356         $15,837      5 to 20 years
Telecommunications equipment pending installation
     and construction in progress                                           1,260          27,635            --
Office equipment and furniture                                              8,363           5,104       3 to 7 years
                                                                      ------------  --------------
                                                                          103,979          48,576
Less: accumulated depreciation                                           (11,510)         (2,675)
                                                                      ------------  --------------
Property, plant, and equipment, net                                       $92,469         $45,901
                                                                      ============  ==============

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company assesses the carrying amount of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Measurement of any impairment would include a comparison of estimated future cash flows to be generated during the remaining life of each long-lived asset to its net carrying value.

 ACCOUNTING ESTIMATES

         The preparation of financial statements require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 OTHER ACCRUED EXPENSES

         Other accrued expenses consist of:

                                                             DECEMBER 31,
                                                        ---------------------
                                                         1999           1998
                                                        ------         ------
Telecommunication equipment ......................      $   --         $  749
Accrued compensation........................             4,680          1,214
Other ...........................................          654             --
                                                        ======         ======
                                                        $5,334         $1,963
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

 REVENUE RECOGNITION

         Revenues from telecommunication services are recognized as services are provided. The Company enters into operating agreements with telecommunications carriers in the United States under which international long distance traffic is both delivered to the United States and received in Chile and Peru. The Company has recorded the revenue and cost of revenue related to this exchange of traffic with other carriers on a net basis (see note 7).

ADVERTISING COSTS

         Advertising costs, included in selling, general and administrative expenses, are expensed as incurred and were $3,661, $1,664 and $0 for 1999, 1998 and 1997, respectively.

 NET LOSS PER SHARE

         The computation of net loss per share of common stock is computed by dividing net loss for the year by the weighted average number of shares outstanding during the year. The weighted average number of shares outstanding for the years ended December 31, 1999, 1998 and 1997 excludes 10.8 million, 16.7 million, and 15.6 million, respectively, of antidilutive stock options and warrants.

 STOCK BASED COMPENSATION

         The Company accounts for stock-based compensation using the intrinsic value method which requires the recognition of related expense on the grant date when the exercise price of the stock option granted is less than the fair value of the underlying common stock. Additionally, the Company provides pro forma disclosure of net loss and loss per share as if the fair value based method had been applied in measuring compensation expense for stock options granted in 1999 and 1998.

         The policy of the Company has been to grant options at an exercise price equal to the average price of the Company's common stock for the five days preceding the date of the grant. Had compensation costs for the Company's stock option grants been determined based on the fair value at the grant dates of options granted consistent with the fair value based method, the Company's loss and loss per share would have been increased to the pro forma amounts indicated below:

                                             1999             1998
                                          ----------      ---------
   Net loss .........   As Reported          $(41,472)    $(25,322)
   Net loss...........  Pro forma            $(55,415)    $(28,031)
   Net loss per share ... As Reported          ($1.94)      ($1.33)
   Net loss per share ... Pro forma            ($2.60)      ($1.47)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions; volatility of 90%, risk-free interest rate of 6.00%, zero dividend yield and expected lives ranging from 3 to 6 years. The weighted average fair value of stock options granted during 1997 (i) with a strike price equivalent to the grant date fair value of the underlying common stock was $2.60, and (ii) with a strike price less than the grant date fair value of the underlying common stock was $2.26. The weighted average fair value of stock options granted during 1998 was $0.81. The weighted average fair value of stock options granted during 1999 was $6.82.

 INCOME TAXES

         The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

         The Company is subject to federal, state and foreign income taxes. At December 31, 1999 the Company has net tax operating loss carryforwards of approximately $59,000 for U.S. income tax purposes and approximately $46,900 for foreign income tax purposes. These carryforwards are available to offset future taxable income, if any, and expire for U.S. income tax purposes in the years 2007 through 2018. The foreign net operating loss carryforwards related (1) to Peru of $15,300 expire in the years 2000 through 2003 and (2) to Chile of $31,600 do not expire.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and liability are presented below:

Deferred Tax Asset:
                                       1999          1998
                                     --------      --------
Net operating loss carryforwards     $ 29,059      $ 16,153
Accounts receivable ............          626           469
Accrued Expenses ...............          138            --
Non-cash compensation ..........          370           372
                                     --------      --------
                                       30,193        16,994
Less: valuation allowance ......      (30,112)      (16,994)
                                     ========      ========
Net deferred tax asset .........     $     81      $     --
                                     ========      ========
Deferred Tax Liability

Property, Plant and Equipment ..     $ (2,611)           --
                                     ========      ========

Net Deferred Tax Liability .....     $ (2,530)     $     --
                                     ========      ========

The following table shows the principal reasons for the difference between the effective income tax rate and the U.S. federal statutory income tax rate:

                                              1999          1998         1997
                                            --------      --------     --------
U.S. Federal statutory income tax rate            35%           35%          35%
                                            ========      ========     ========
Federal tax at statutory income tax rate    $(14,445)     $ (8,863)    $ (5,553)
Foreign rate differential                      1,497         1,569          624
Increase in valuation allowance               13,118         7,294        4,929
                                            --------      --------     --------
Provision for income taxes                       170            --           --
                                            ========      ========     ========

1999 income tax expense includes current foreign income taxes of $618 and deferred foreign income taxes of $(448).

         The domestic and foreign components of net loss are as follows:

                                      1999              1998              1997
                                   --------          --------          --------
Domestic .................         $(26,065)         $(18,613)         $(12,636)
Foreign ..................          (15,407)           (6,709)           (3,230)
                                   ========          ========          ========
                                   $(41,472)         $(25,322)         $(15,866)
                                   ========          ========          ========

         The deferred tax assets have been substantially offset by a valuation allowance resulting from the uncertainty surrounding the future realization of the net operating loss carryforwards.

SEGMENT REPORTING

         Based on its organizational structure, the Company operates in six reportable segments, combined by type of services and geographical areas: long distance and Internet/data in Chile, long distance and Internet/data in Peru, Internet/data in Colombia, and corporate activities. The Company's reportable segments represent business units that primarily offer similar products and services; however, the business units are managed separately due to the geographic dispersion of their operations.

         The Company's chief operating decision maker utilizes revenue information in assessing performance and making overall operating decisions and resource allocations. Communications services are generally provided utilizing the Company's fiber optic networks, which do not make a distinction between the types of services. As a result, the Company does not allocate costs and expenses or assets by segment. Profit and loss information is reported only on a country basis to the chief operating decision maker and the Company's board of directors.

         Revenues, EBITDA (earnings before interest, taxes, depreciation and amortization), and total assets by segment for the years ending December 31, 1999, 1998 and 1997, respectively, are as follows:

                               1999            1998            1997
                            ---------       ---------       ---------
LONG DISTANCE REVENUES
Chile                       $  22,959       $  16,445       $      --
Peru                            1,359               0              --
Colombia                           --              --              --
Corporate                          --              --              --
                            ---------       ---------       ---------
                            $  24,318       $  16,445       $       0
                            =========       =========       =========

INTERNET/DATA REVENUES
Chile                       $   5,525       $   1,568       $   1,130
Peru                            1,316             129              --
Colombia                        7,197              --              --
Corporate                          --              --              --
                            ---------       ---------       ---------
                            $  14,038       $   1,697       $   1,130
                            =========       =========       =========

EBITDA
Chile                       $  (1,385)      $  (2,643)      $  (1,580)
Peru                           (6,347)         (1,738)           (637)
Colombia                        3,779              --              --
Corporate                      (6,755)         (4,024)         (7,174)
                            ---------       ---------       ---------
                            $ (10,708)      $  (8,405)      $  (9,391)
                            =========       =========       =========

TOTAL ASSETS
Chile                       $  50,596       $  35,055       $  16,108
Peru                           57,396          28,910          12,551
Colombia                       29,288              --              --
Corporate                      34,830          90,879         148,277
                            ---------       ---------       ---------
                            $ 172,110       $ 154,844       $ 176,936
                            =========       =========       =========

COMPREHENSIVE INCOME

         During 1997, the Company had a $160 currency translation adjustment, which is included in shareholders' equity. There are no other components of comprehensive loss, other than the Company's net losses, for the years ending December 31, 1998 and 1999.

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

 3.  CAPITALIZATION

         The Company has had transactions impacting its capitalization during the past three years. The following information, in addition to the disclosures in Note 4--Related Party Transactions and Note 5--Stock Options and Warrants, describes the most significant of these transactions.

CREDIT FACILITIES

         During December 1999, one of the Companies Chilean subsidiaries obtained a $1,400 working capital revolving credit facility (the "Working Capital Facility") from a local bank. The Working Capital Facility is denominated in UF's (a published inflation adjusted unit used in financing transaction in Chile) and bears interest at the prevailing market rates at the time of each draw down. As of December 31, 1999, there were no amounts outstanding under the Working Capital Facility.

VENDOR FINANCING

         On November 11, 1998 a subsidiary of the Company entered into a financing arrangement (the "First Vendor Financing") with one of the Company's significant equipment vendors. The terms of the First Vendor Financing are as follows: (i) maximum amount available $10,000 (ii) interest rate of LIBOR plus 5.5%, (iii) the Company may draw on the facility until December 31, 2000, (iv) draws under the facility shall be repaid in 20 consecutive quarterly principal and interest payments and (v) is collateralized by the equipment being financed. On July 28, 1999 the Company increased the maximum amount available under the First Vendor Financing from $10,000 to $29,500. As of December 31, 1999 the Company had $4,864 outstanding under the First Vendor Financing.

         On December 24, 1998 a subsidiary of the Company entered into a financing arrangement (the "Second Vendor Financing") with another one of the Company's significant equipment vendors. The terms of the Second Vendor Financing are as follows: (i) maximum amount available $10,000, (ii) interest rate of Libor plus 4%, (iii) the Company may draw on the facility until December 31, 2000, (iv) draws under the facility shall be repaid in 20 consecutive quarterly principal and interest payments beginning on March 31, 2001, (v) interest only quarterly payments shall be made for each draw from the respective date of funding through December 31, 2000 and (v) is collateralized by the equipment being financed. As of December 31, 1999 the Company had no amounts outstanding under the Second Vendor Financing.

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

 PRIVATE ISSUANCES OF COMMON AND PREFERRED STOCK

         During October 1999, Patricio E. Northland, the Company's chairman of the board, president and chief executive officer purchased from the Company 800,000 restricted common shares of the Company and received options to purchase
2.2 million common shares of the Company. The purchase price per share for the restricted common shares, and the exercise price per share of the options, was $10.70. These options vest, subject to Mr. Northland's continued employment, one-ninth on March 1, 2001 and three-ninths on each of March 1, 2002 and 2003, and one-ninth on each of March 1, 2004 and 2005. The restricted shares are subject to repurchase rights by the Company at $10.70 per share; the number of these shares subject to that repurchase right is progressively reduced at the same rate as the rate at which Mr. Northland's 2.2 million options vest. As of December 31, 1999 the Company had a shareholder loan receivable from Mr. Northland related to the 800,000 shares in the amount of $8,645, including accrued interest. During January 2000 this shareholder loan receivable was paid to the Company.

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

4.  RELATED PARTY TRANSACTIONS

 TELECTRONIC S.A. AND MR. HERNAN STREETER

         During the three years ended December 31, 1999, the Company entered into certain transactions with Telectronic S.A. and its founders, Mr. George A. Cargill and Mr. Eleazar Donoso. Mr. Cargill and Mr. Donoso are both Company shareholders. Mr. Cargill has been a director of the Company since 1994.

         During the two years ended December 31, 1997, the Company entered into several transactions with Mr. Hernan Streeter. Mr. Streeter formerly served the Company as its Chief Executive Officer and its Chairman of the Board.

        The Company purchased approximately $104, $52, and $77 of certain telecommunication equipment in 1999, 1998 and 1997, respectively, from Telectronic, S.A.

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

         Mr. Streeter was the primary shareholder and General Manager of FirstCom Long Distance, which was acquired by the Company during 1997. Prior to this acquisition, the Company made sales of $162 to FirstCom Long Distance. Pursuant to provisions of the FirstCom Long Distance purchase agreement, the Company paid Mr. Streeter a consulting fee of $120 during 1998.

 MAROON BELLS CAPITAL PARTNERS ("MBCP")

         During the year ended December 31, 1997, the Company entered into certain transactions with MBCP. Two former directors of the Company, Paul Moore and Phillip Magiera, are principals in MBCP. MBCP provided certain consulting and financial advisory services to the Company during 1997.

         During 1997, the Company made expense reimbursements of $132 to MBCP and its principals.

         During 1997, the Company converted $316, plus accrued interest of $240 of outstanding liabilities to MBCP into 80,000 shares of the Company's Common Stock.

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

 OTHER RELATED PARTY TRANSACTIONS

         During April 1998 the Company loaned certain officers $606 (the "Shareholder Loans") related to federal and state income tax liabilities arising from shares of the Company's common stock granted to such officers during 1997. The Shareholder Loans (i) bear an annual interest state of 7%, (ii) are due on April 9, 2018 and (iii) are collateralized by 336,600 shares of the Company's common stock.

           During October 1999, the Shareholder Loans, including accrued and unpaid interest were forgiven by the Company. As a result of the forgiveness, during 1999 the Company recorded compensation expense of $606.

         The Company paid approximately $2,012 and $604 in legal fees in 1999 and 1998, respectively, to a law firm having a senior partner who is also a current Director of the Company.

         The Company's Colombian subsidiary, FirstCom Colombia, recorded revenue of approximately $430 related to data transmission services provided to its minority shareholder during 1999.

 5.  STOCK OPTIONS AND WARRANTS

         On October 18, 1999, the Company adopted the 1999 Stock Option and Restricted Stock Purchase Plan (the "Plan") which provides for the granting of incentive and non qualified stock options to purchase shares of Common Stock of the Company and the granting of rights to purchase shares of Common Stock on a restricted stock basis to selected employees, officers and directors of the Company and its subsidiaries. The Plan authorizes 3,000,000 shares of Common Stock for issuance upon the exercise of stock options or rights to purchase shares of Common Stock on a restricted stock basis, of which 2,745,000 common shares have been granted as of December 31, 1999. The vesting period of the stock options granted are established by a committee of the Board of Directors (the "Committee"). The options granted vest ratably over a four year period with the vesting beginning on the first anniversary of the date of grant. The exercise price of common stock purchasable under a stock option shall be determined by the Committee at the time of grant but shall not be less than 100% of the fair market value of the underlying stock; nor shall the exercise price be less than par value.

         Under the terms of the Company's currently outstanding stock option agreements, options have a maximum term ranging from five to ten years from the date of the grant. The options vesting period varies from full vesting upon issuance of options to one forty eighth per month to the end of the option term. A summary of the Company's stock option activity is as follows:

                                    1999                          1998                       1997
                                                        ------------------------    -----------------------
                                             WEIGHTED                   WEIGHTED                   WEIGHTED
                                             AVERAGE                    AVERAGE                     AVERAGE
                                            EXERCISE                    EXERCISE                   EXERCISE
                               SHARES        PRICE        SHARES          PRICE        SHARES       PRICE
                            -----------     --------    -----------     --------    -----------    --------
Outstanding at beginning
of year ................      8,499,584     $   2.54      7,295,000     $   2.73      3,625,000    $   2.31
  Granted ..............      3,917,000         9.32      1,708,334         1.61      3,670,000        3.15
  Exercised ............     (1,526,685)        2.15             --        --                --          --
  Cancelled ............       (546,399)        2.10       (503,750)        1.38             --          --
                            -----------     --------    -----------     --------    -----------    --------
Outstanding at
    end of year ........     10,343,500     $   5.19      8,499,584     $   2.55      7,295,000    $   2.73
                            ===========     ========    ===========     ========    ===========    ========
Options exercisable
    at year-end ........      6,197,391     $   3.08      6,335,918     $   2.54      4,970,365    $   2.50
                            ===========     ========    ===========     ========    ===========    ========

         The following table summarizes information about stock options outstanding at December 31, 1999:

                                         OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                                        --------------------------------  ------------------------------------------------
                                                            WEIGHTED
                                          WEIGHTED          AVERAGE                            WEIGHTED
                                          AVERAGE          REMAINING                            AVERAGE
    EXERCISE             NUMBER           EXERCISE        CONTRACTUAL          NUMBER          EXERCISE         EXERCISE
      PRICE            OUTSTANDING         PRICE              LIFE          EXERCISABLE          PRICE           PRICE
------------------   ----------------   -------------    ---------------   ---------------    ------------  ---------------
     $ 1.01                   190,000           $1.01               10             190,000           $1.01         $1.01
  1.27 to  1.96             1,536,000            1.65                9           1,151,833            1.72      1.27 to  1.96
  2.00 to  2.42             2,470,000            2.29                8           2,086,667            2.22      2.00 to  2.42
  2.50 to  3.00             1,455,000            2.77                9           1,215,560            2.77      2.50 to  3.00
  4.00 to  4.40             1,102,500            4.36               10           1,100,000            4.36      4.00 to  4.40
  5.23 to  9.74               645,000            7.77                7             223,331            6.83      5.23 to  9.74
 10.01 to 10.70             2,615,000           10.65                9              40,000           10.70     10.01 to 10.70
 11.30 to 13.21               330,000           11.42                8             190,000           11.30     11.30 to 13.21
                           ----------                                            ---------
                           10,343,500                                            6,197,391
                           ==========                                            =========

         Included in the preceding table are 1,020,000 stock options, of which 1,020,000 are exercisable at December 31, 1999, with an exercise price of $2.13 and a weighted average remaining contractual life of 8 years. The exercise price of such stock options was less than the grant date fair value of the underlying Common Stock.

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

Including the Initial and Note Warrants described in Note. 3 - Capitalization, the following is a summary of warrants granted by the Company:

                                       1999             1998              1997
                               ----------------------------------------------------------------
                                SHARES     WEIGHTED    SHARES    WEIGHTED     SHARES    WEIGHTED
                                           AVERAGE                AVERAGE               AVERAGE
                                           EXERCISE               EXERCISE              EXERCISE
                                             PRICE                 PRICE                 PRICE
                               -----------------------------------------------------------------
Outstanding at beginning of     8,487,226     $4.10    8,487,226    $4.10       697,226    $1.23
year
 Granted                               --                     --              7,790,000    $4.35
 Exercised                     (4,847,541)     4.08           --                     --       --
 Cancelled                        (34,914      5.75           --                     --       --
                               ----------     -----    ---------    -----    ----------    -----

 Outstanding at end of year     3,604,771      4.32     8,487,22    $4.10     8,487,226    $4.10
                               ==========     =====    =========    =====    ==========    =====

Exercisable at year-end         3,604,771     $4.32     8,487,22    $4.10       987,226    $1.86
                               ==========     =====    =========    =====    ==========    =====

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

         The following summarizes future minimum payments under non-cancelable operating lease agreements at December 31, 1999:

  2000 ..............       $1,532
  2001...............        1,513
  2002 ..............        1,545
  2003 ..............        1,589
  2004 and 2005 .........    2,172
                            ------
                            $8,351
                            ======

         Rental expense under operating leases was $919, $1,095, and $961 for the years ended December 31, 1999, 1998 and 1997, respectively.

         In September 1997, the Company entered into an employment and severance agreement (the "Northland Agreement") with Patricio E. Northland, President, Chief Executive Officer and Chairman of the Board of Directors of the Company, which replaced his former employment agreement with the Company. The Northland Agreement has a term of three years unless terminated earlier for cause, death or disability, and provides for an initial annual base salary of $350,000, subject to an increase of $50,000 in each of the second and third year of the agreement. In addition, Mr. Northland was granted non-qualified stock options to purchase 300,000 shares of the Company's Common Stock in the following manner:
100,000 shares which vest on the date of employment at an exercise price of $4.00 per share; 100,000 shares which vest one year thereafter at an exercise price of $6.00 per share; and 100,000 shares which vest two years after the date of employment at an exercise price of $8.00 per share. In consideration of Mr. Northland's agreement to terminate his former employment agreement with the Company, which would have provided for a substantial bonus to Mr. Northland upon consummation of an equity Offering, the Company agreed to pay Mr. Northland a performance bonus of $250,000 and vest all of his existing options to acquire 1,000,000 shares of Common Stock granted under his prior employment agreement. As a result of this transaction, the Company recognized compensation expense of $250 related to the performance bonus. The strike price of the vested options was equivalent to the fair value of the underlying Common Stock on the date of the Northland Agreement.

7. YEAR-END ADJUSTMENTS (UNAUDITED)

         The Company has changed its method of reporting revenues and cost of revenues from the exchange of international long distance traffic with other carriers. The Company has retroactively reduced revenues and cost of revenues in the amount of $7,014 and $917, for the years ending December 31, 1999 and 1998, respectively, to reflect the trading of international long distance traffic on a net basis. These adjustments have no effect on net losses in these two years.

                                 EXHIBIT INDEX

EXHIBIT             DESCRIPTION

23.1           Consent of Ernst & Young, LLP

27.0           Financial Data Schedule