Form 10-K405/A
period 1999-12-31
FIRSTCOM CORP
filed 2000-05-12
CIK 850629

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                               (AMENDMENT NO. 1)
                                   (Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934


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


         AT&T Latin America also plans to operate in Argentina after completing its pending acquisition of Keytech LD, S.A., which it agreed to acquire on February 23, 2000. Keytech LD is a development stage broadband communications company in Argentina with limited assets that include switching equipment and licenses to provide communications services in Argentina. Keytech currently serves only a small number of customers by reselling services from other carriers.


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


         Each Class A Share will be entitled to one vote per share and each Class B Share will be entitled to ten votes per share, on all matters submitted to a vote of the stockholders of AT&T Latin America. Each Class A Shares and Class B Shares will have the same economic rights. Upon the closing of the Merger, the Class A Shares will be listed for trading on the Nasdaq National Market System, and the common stock of FirstCom will no longer be traded. The Class B Shares will not be publicly listed or traded.


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


         The Merger Agreement contains similar provisions restricting AT&T Latin America from taking similar actions to those described above without the consent of FirstCom.

         Either of FirstCom or AT&T is entitled to terminate the Merger Agreement if the Merger has not been completed by June 30, 2000.


INDUSTRY OVERVIEW


         Liberalization of the global communications industry and technological change have resulted in an increasingly data-intensive business environment. In Latin America, regulatory, technological, marketing and competitive trends have expanded opportunities in the converging voice and data communications markets. Liberalization of the communications industry in Latin America is also leading to expanded opportunities in the local communications services market. FirstCom believes there is significant unmet demand for advanced communications services, including reliable, high capacity data circuits, Internet access, private line local area networks and domestic and international long distance connectivity.

         FirstCom believes that deregulation of the communications sector in many Latin American countries, coupled with technological innovation, will lead to market developments similar to those that have occurred in the United States. These developments would include an increase in traffic volume and the market entry of new communications service providers. In Latin America the regulatory and market environment differ from country to country and differ from those in the United States and other developed countries.

         FirstCom believes that demand for broadband transmission capacity will continue to increase as customers require increased capability to handle complex data, Internet, voice and video communications and that its high-speed data networks and Internet platform are well suited to satisfy these requirements. In Latin America, many incumbents and other communications carriers continue to use older technologies for parts of their networks that are designed primarily for voice services, although many are using fiber optic technology to expand their networks.

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


         FirstCom's communications equipment vendors have actively participated in planning and developing electronic equipment for use in its networks. FirstCom currently obtains ATM equipment and IP-based routers from Cisco Systems, Inc. and voice switching equipment from Nortel Networks Corp. FirstCom is in the process of evaluating the capability of other suppliers in order to diversify its supplier base. Because FirstCom uses existing communications technology rather than developing new technology, its research and development expenditures are not material.


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


         CUSTOMERS. For data and Internet services, FirstCom Chile currently has more than 500 business customers, FirstCom Chile also provides domestic and international long distance services to approximately 1,200 business customers and more than 5,000 residential customers through annual service contracts. In addition, FirstCom Chile provides pick per call long distance services to approximately 130,000 non-subscribed users. The pick per call long distance service allows users to select their choice of long distance carriers for each call made by dialing a caller specific access code. FirstCom Chile also provides routing services to a number of other long distance carriers, including Entel.


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


         COMPETITION. Telefonica del Peru dominates Peru's communications market. Telefonica del Peru was formed by the merger in 1994 of the former local telephone service incumbent, Compania Peruana de Telefonos, and ENTEL, the former long distance telephone service incumbent. Telefonica del Peru is 35% owned by Telefonica de Espana S.A. BellSouth, which formerly operated as Tele2000, is also an important competitor. BellSouth provides cellular, public pay phone and cable television services in Lima and other Peruvian cities. BellSouth also owns and operates a small fiber optic loop over which it offers frame relay services.

         The following table sets forth the relative market shares of the Company and its main competitors in Peru, based on research published by the Yankee Group in 1999:

                                                   LONG DISTANCE
                                LONG SERVICE          SERVICE          DATA AND INTERNET
                                ------------          -------          -----------------
Telefonica del Peru ...........     95%                 100%                  75%
BellSouth .....................      5%                   -                    -
FirstCom ......................      -                    -              Less than 15%
Red Cientifica Peruana ........      -                    -              Less than 15%




         Following the August 1998 deregulation of local and domestic and international long distance telephony, competition in these services is arising from variety of new entrants. They include communications carriers that provide services in other countries as well as companies currently providing services in other industries previously liberalized in Peru. In addition to the public switched long distance concession granted to the Company, other entities, including BellSouth, have been granted such a concession. In addition, existing communications service providers, including local carriers, wireless telephone operators, the providers of data services, cable television network operators and operators of existing private network infrastructure, may have established customer relationships as well as other capabilities and resources to expand their current service offerings.
         The identity of new entrants and the scope of increased competition, and any corresponding adverse effect on FirstCom Peru's results, will depend on a variety of factors. Among such factors are the business strategies and financial and technical capabilities of potential competitors, prevailing market conditions, applicable Peruvian regulations with respect to new entrants and FirstCom Peru, as well as the effectiveness of FirstCom Peru's strategy to prepare for increased competition.


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


         There are several companies that provide value-added services to corporate customers, although their traditional focus has been the provisioning of domestic satellite-based VSAT solutions. In the metropolitan areas, specifically in Bogota, there appears to be a limited number of high-speed communication service providers. However, there has beers increased competition in the provisioning of "last mile" solutions in Bogota from Emte1co and Teledatos.

         The following table sets forth the relative market shares of the Company and its main competitors in Colombia, based on research published by the Yankee Group in 1999:

                                                          LONG DISTANCE
                                        LONG SERVICE         SERVICE          DATA AND INTERNET
                                        ------------         -------          -----------------
TELECOM ............................         30%               65%                    40%
Empresa de Telecomunicaciones de
  Santafe de Bogota ................         32%               20%                     -
Empresa Publica de Medellin ........         l8%               15%                     -
Impsat .............................          -                 -                     30%
FirstCom ...........................          -                 -                      5%



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

        EMPLOYEES


         As of February 4, 2000, the Company had approximately 675 full-time employees, of whom approximately 250 are with FirstCom Peru, 270 are with the Company's operations in Chile, 140 are with FirstCom Colombia and 15 are based at the Company's corporate headquarters. The Company's employees are not represented by any labor union. The Company believes that relations with its employees are good.

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

 ITEM 2.  DESCRIPTION OF PROPERTY


         The Company's corporate headquarters are located at 220 Alhambra Circle, Suite 910, Coral Gables, Florida. These offices are occupied under leases that expire in June 2003 and May 2007 at a rent of approximately $9,000 and $25,000 per month, respectively. The Company's offices in Santiago, Chile are occupied under a lease, which expires in June 2004, at a rent of approximately $32,000 per month. The Company's offices in Lima, Peru are occupied under a five-year lease (the "Peru Lease") terminating on November 30, 2003 at a rent of approximately $39,300 per month. The Peru Lease may be terminated at the option of the Company after the first year. The Company's offices in Bogota, Colombia are located in a proprietary building. The Company believes that its current facilities, together with other contiguous rental space, are adequate to provide for its current needs and anticipated growth.

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


        REVENUES

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

         Consistent with 1998, during 1999 the majority of the Company's revenues were derived primarily from its operations in Chile. However, as a result of the acquisitions of FirstCom Internet, FirstCom Colombia and the completion of the ATM/IP networks in Chile and Peru, long distance revenues decreased from 91% of total revenues for year ended December 31, 1998 to 63% of total revenues for the year ended December 31, 1999. The Company expects revenues to increase over the next few years due to the expansion of its operations in Peru, Chile and Colombia.

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

         INCOME TAXES. The Company is subject to federal, state and foreign income taxes and with the exception of its Colombian operations, has incurred no liability for such taxes due to net operating losses incurred. Under certain circumstances, these net operating losses could be used to offset future taxable income. The Company's net deferred tax assets, which result primarily from the future benefit of these net operating losses, are fully offset by a valuation allowance for the same amount because of the uncertainty surrounding the future realization of these net operating loss carryforwards. However, as the Company expands its fiber optic networks in Chile, Peru and Colombia, the Company expects to generate taxable income. Certain tax benefits could expire prior to the time the Company generates taxable income.

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


         The Company's revenues were $18,142 for the year ended December 31, 1998 compared to $1,130 for the year ended December 31, 1997. FirstCom Chile generated long distance revenues during 1998 of approximately $16,445 through the sale of approximately 55.9 million minutes, resulting in average revenue per minute of approximately $0.29. All of the long distance revenues were generated by FirstCom Long Distance S.A. which was acquired by the Company in December 1997. These long distance revenues were generated from (1) pick per call and contracted customers and (2) long distance traffic exchange with other carriers. FirstCom Chile's data revenue during 1998 of $1,697 consisted primarily of equipment sales and system integration services. As a result of the October 1998 acquisition of FirstCom Internet (formerly known as RDC), the Company earned approximately $670 of internet services revenue during the fourth quarter of 1998.


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


         The Company intends to continue to make significant capital expenditures during the next several years in connection with the further expansion of its networks in Peru, Chile and Colombia and the acquisition of new customer accounts (for which we install our equipment on customer premises). The Company intends to meet its capital requirements during 2000 from:

         -- Cash reserves totaling approximately $13.6 million at December 31, 1999,

         -- Available credit under existing vendor facilities totaling approximately $34.6 million at December 31, 1999.

         The Company's budget contemplates that it will need approximately $90 million during 2000 and approximately $78 million during 2001 for capital expenditures. The Company's capital budget reflects a more aggressive deployment of its networks in anticipation of the completion of the pending merger with AT&T Latin America. However, the actual timing of the expenditures has not been finalized and is dependent on a number of factors, including the availability of adequate financing. The Company is currently negotiating a $10 million bank loan with an international bank to fund capital expenditures related to its Peruvian subsidiary. In addition, at December 31, 1999 the Company had approximately 9.8 million options and warrants that were exercisable at an weighted average exercise price of $3.54, which was significantly below the Company's share value on that date. If all such options/warrants were exercised the total cash proceeds to the Company would approximate $34.7 million.

         Currently, the Company does not have any short-term commitments beyond those that have been disclosed as liabilities in its financial statements. We do not have any long-term commitments to acquire capital expenditures. If the Company is unable to obtain additional financing, which is greatly dependent on its ability to complete its merger with AT&T Latin America, the Company will have to significantly reduce its capital budgets. Such an action will significantly decrease its planned growth and market penetration. As a result, the failure to complete the merger with AT&T Latin America could have a material adverse effect on the price of the Company's common stock.


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

NET OPERATING LOSS CARRYFORWARDS


         At December 31, 1999 the Company had net tax operating loss carryforwards of approximately $59,000 for U.S. income tax purposes and approximately $46,900 for foreign income tax purposes. These carryforwards are available to offset future taxable income, if any, and expire for U.S. income tax purposes in the years 2007 through 2019. The foreign net operating loss carryforwards related (1) to Peru of $15,300 expire in the years 2000 through 2003 and (2) to Chile of $31,500 do not expire.


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


         CARLOS FERNANDEZ has been the CEO of FirstCom Chile since March 1998. Mr. Fernandez' management experience spans more than 17 years performing multiple executive positions at IBM Chile including Director of IBM Chile, Corporate and Business Affairs Manager, Commercial Manager of Corporate Accounts, Latin America Programs Manager, Marketing Manager. Carlos Fernandez earned his degree in Mechanical Engineering from the Universidad Tecnica Federico Santa Maria in Santiago, Chile.

         JOSE GANDULLIA joined FirstCom Peru in October 1998 and is currently their CEO. Mr. Gandullia brings to FirstCom Peru 20 years of experience in the Americas. He has held positions in the U.S., Venezuela, Mexico and Central America. He has worked in companies such as ITT Sheraton, Arthur Andersen & Co. and Int'l Petroleum Company. Mr. Gandullia, a native Peruvian, holds a Bachelor of Arts degree in Accounting from the Catholic University in Lima, Peru where he also taught courses in Financial and Administration Matters.


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


SUMMARY COMPENSATION TABLE
                                 Annual Compensation                        Long-Term Compensation
                                                             Other       Restricted      Securities
                                                             Annual         Stock        Underlying
          Name and                                        Compensation     Awards         Options
                                                               (6)
   Principal Position(s)      Year   Salary ($)  Bonus ($)     ($)           ($)             (#)
Patricio E. Northland,         1999  412,500    884,000      474,400                        2,200,000
President & CEO
Chairman of the Board          1998  375,000    758,580                                       333,333
President and CEO (2)          1997  300,000    630,000                                     1,614,000

Douglas G. Geib II             1999  281,250    450,000      197,680                          100,000
Executive Vice President       1998  266,666    275,000                                       166,667
and Chief Financial Officer    1997  166,667    170,000                                     1,036,000
(3)

Carlos Fernandez Calatayud     1999  207,139    117,500                                             -
CEO, FirstCom Chile (4)        1998  170,000     85,000                                       130,000

Jose Gandullia                 1999  217,500    101,250                                        75,000
CEO, FirstCom Peru (5)         1998   35,000                                                   50,000

Marco A. Northland
Vice President, Product
Marketing and Business
Development (6)                1999  183,333     91,667                                       200,000


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


(6) Represents compensation related to the forgiveness of shareholders loans.

(6) Mr. Marco Northland commenced employment with the Company on February 1, 1999 as Vice President, Product Development. Mr. Marco Northland is the brother of Mr. Patricio Northland.


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

                                                  AMOUNT AND        PERCENTAGE
                                                   NATURE OF            OF
                                                  BENEFICIAL       OUTSTANDING
 NAME AND ADDRESS                                OWNERSHIP (1)      SHARES (2)
-------------------------------------------------------------------------------
Patricio Northland (3)                                4,236,222           10.9%

George Cargill (4)                                    2,200,000            5.6%

David Kleinman (5)                                      240,000               *

Andrew Hulsh (6)                                        250,000               *

Carlos Fernandez (7)                                     32,500               *

Jose Gandullia (8)                                       12,500               *

Marco A. Northland(9)                                   155,682               *

SFG-N, Inc., a wholly-owned subsidiary
of General Electric Capital Corporation(10)           1,345,507            3.5%


All Directors and Executive Officers as a
Group (5 persons)                                     7,126,904           18.3%


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

         The Company paid approximately $1,012 in legal fees in 1999, to the law firm of Baker & McKenzie. Mr. Hulsh, a Director of the Company, is a Senior Partner with Baker & McKenzie.


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

                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Coral Gables, Florida on the 11th day of May 2000.


                              FIRSTCOM CORPORATION

                              By:/S/ PATRICIO E.  NORTHLAND
                                  Patricio E.  Northland
                                  PRESIDENT AND CHIEF EXECUTIVE OFFICER

                NAME                                       TITLE                           DATE
-------------------------------------    -------------------------------------------    ------------

/S/ PATRICIO E. NORTHLAND                Chairman of the Board, Director                May 12, 2000
-------------------------------------
Patricio E. Northland                    President and Chief Executive Officer
                                         (PRINCIPAL EXECUTIVE OFFICER)

/S/ JOSE A. SEGRERA*                     Interim Chief Financial Officer                May 12, 2000
-------------------------------------
Jose A. Segrera                          PRINCIPAL ACCOUNTING OFFICER

/S/ DAVID C. KLEINMAN*                   Director                                       May 12, 2000
-------------------------------------
David C. Kleinman

/S/ GEORGE A. CARGILL*                   Director                                       May 12, 2000
-------------------------------------
George A. Cargill

/S/ ANDREW HULSH*                        Director                                       May 12, 2000
-------------------------------------
Andrew Hulsh


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
                                                                  ========      ========      ========      ========
                             See accompanying notes

                              FIRSTCOM CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (THOUSANDS OF US DOLLARS)
                                                                     YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------
                                                              1999           1998           1997
                                                           ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .............................................     ($ 41,472)     ($ 25,322)     ($ 15,866)
 Adjustments to reconcile net loss to net cash used
 in operating activities:
 Depreciation and amortization expense ...............        10,211          2,237          1,201
 Deferred income taxes ...............................          (448)            --             --
 Amortization of deferred financing costs and
 original issue discounts ............................         1,541          1,279            518
 Accrued income on restricted investments ............        (1,750)        (2,799)          (583)
 Beneficial conversion features on convertible .......            --             --            466
 debentures, net
 Capitalized interest related to network
 construction ........................................        (1,532)        (2,955)          (712)
 Services exchanged for common stock .................            --             --            852
 Non-cash compensation and consulting expense ........           353            175          4,640
 Interest converted to equity ........................            --             --             45
 Accrued interest on shareholder loan ................           (85)            --             --

 Changes in operating assets and liabilities:
  Accounts receivable ................................        (3,364)        (4,291)           (29)
  Prepaid expenses and other current assets ..........        (1,527)           645           (258)
  Other assets .......................................           590           (203)           (64)
  Accounts payable and accrued expenses ..............         5,108          2,560          4,602
  Due to related parties .............................            --           (263)          (179)
  Other current liabilities ..........................           434            548           (105)
                                                           ---------------------------------------
Net cash used in operating activities ................       (31,941)       (28,389)        (5,472)
                                                           ---------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of telecommunications network ..............       (33,124)       (34,674)        (2,763)
 Reduction of (increase in) restricted cash ..........        21,955         38,429        (61,028)
 Acquisition of FirstCom Long Distance, net ..........            --             --         (5,799)
 Acquisition of FirstCom Internet, net ...............            --         (1,528)            --
 Acquisition of FirstCom Colombia, net ...............        (4,779)            --             --
                                                           ---------------------------------------
Net cash provided by (used in) investing activities ..       (15,948)         2,227        (69,590)
                                                           ---------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Reduction of (increase in) restricted investments ...        21,000         21,000        (57,309)
 Repayment of convertible debentures .................            --         (1,550)            --
 Shareholder Loans ...................................           606           (606)            --
 Net proceeds from vendor financing ..................         2,435          1,591             --
 Issuance of Senior Notes ............................            --             --        150,000
 Deferred financing costs ............................            --             --         (7,000)
 Proceeds from convertible debentures ................            --             --          3,500
 Exercise of stock options ...........................        23,021             --             --
 (Payments under) proceeds from leasing obligations ..          (144)          (317)            84
 Net change in bank debt and promissory notes ........        (4,545)            --             --
 Redeemable preferred stock issued ...................         9,610             --             --
                                                           ---------------------------------------
Net cash provided by financing activities ............        51,983         20,118         89,275
                                                           ---------------------------------------
Net increase (decrease) in cash and cash equivalents..         4,094         (6,044)        14,213
                                                           ---------------------------------------
Cash and cash equivalents at beginning of year .......         8,892         14,936            723
                                                           ---------------------------------------
Cash and cash equivalents at end of year .............     $  12,986      $   8,892      $  14,936
                                                           =========      =========      =========
Supplemental Cash Flow Disclosure:

 Cash paid for interest ..............................     $  22,348      $  21,000      $     545
                                                           =========      =========      =========
Supplemental noncash disclosure:
 Promissory notes issued in connection with the ......     $   7,000             --             --
  acquisition of FirstCom Colombia, S.A
 Amount recorded for common stock issued in acquisition
  of FirstCom Colombia, S.A...........................     $     279             --             --
 Common stock issued in payment of outstanding
  promissory notes....................................     $   5,000             --             --
 Shareholder loan forgiven ...........................     $     606             --             --

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

ACQUISITION OF FIRSTCOM COLOMBIA


         On February 2, 1999, the Company acquired 51% of FirstCom Colombia S.A.'s outstanding stock for a total purchase price of approximately $12,000, consisting of, $4,779 in cash, net of cash acquired, $7,000 in short-term promissory notes, and 100,000 shares of the Company's common stock with a fair value of $279. The promissory notes bear interest at 5% per annum and mature at various dates through February 2000. The excess purchase price over the fair value of the assets acquired of approximately $2,978 was allocated to goodwill and is being amortized over 20 years. Also on February 2, 1999, the Company purchased additional shares from FirstCom Colombia for $3,091, which increased its ownership to 76%. On August 4, 1999 the Company converted the then outstanding $5,000 principal balance of the Promissory Notes into 500,000 shares of the Company's common stock. During November 1999, the Company purchased additional shares from FirstCom Colombia for $3,800. As a result of this purchase the Company's ownership in FirstCom Colombia increased to 86%.


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
                                                                      ============  ==============

IMPAIRMENT OF LONG-LIVED ASSETS


         The Company assesses the carrying amount of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Measurement of any impairment would include a comparison of estimated future cash flows to be generated during the remaining life of each long-lived asset to its net carrying value. When such evaluation results in a deficiency, the asset is written down to its estimated fair value.


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
                                                        ======         ======

COMMON STOCK EXCHANGED FOR OTHER THAN CASH


         Common stock exchanged for services provided by employees and former directors and as inducements to make loans have been recorded as compensation or interest expense and additional paid in capital based on the fair value of the common stock at the date of grant. The grant date fair value of the common stock was based on the NASDAQ trading price.


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

         Revenues, EBITDA (earnings before interest, taxes, depreciation and amortization), and total assets by segment for the years ending December 31, 1999, 1998 and 1997, respectively, are as follows:

                               1999            1998            1997
                            ---------       ---------       ---------
LONG DISTANCE REVENUES
Chile                       $  22,959       $  16,445       $      --
Peru                            1,359               0              --
Colombia                           --              --              --
Corporate                          --              --              --
                            ---------       ---------       ---------
                            $  24,318       $  16,445       $       0
                            =========       =========       =========

INTERNET/DATA REVENUES
Chile                       $   5,525       $   1,568       $   1,130
Peru                            1,316             129              --
Colombia                        7,197              --              --
Corporate                          --              --              --
                            ---------       ---------       ---------
                            $  14,038       $   1,697       $   1,130
                            =========       =========       =========

EBITDA
Chile                       $  (1,385)      $  (2,643)      $  (1,580)
Peru                           (6,347)         (1,738)           (637)
Colombia                        3,779              --              --
Corporate                      (6,755)         (4,024)         (7,174)
                            ---------       ---------       ---------
                            $ (10,708)      $  (8,405)      $  (9,391)
                            =========       =========       =========

TOTAL ASSETS
Chile                       $  50,596       $  35,055       $  16,108
Peru                           57,396          28,910          12,551
Colombia                       29,288              --              --
Corporate                      34,830          90,879         148,277
                            ---------       ---------       ---------
                            $ 172,110       $ 154,844       $ 176,936
                            =========       =========       =========


Following is a reconciliation of EBITDA as, presented above, to loss from operations as presented on the accompanying statement of operations:

                               1999            1998            1997
                            ---------       ---------       ---------
EBITDA                      $ (10,708)      $  (8,405)      $  (9,391)

Less Depreciation and
  Amortization                 10,211           2,237           1,201

Loss from operations        $ (20,919)      $ (10,642)      $ (10,592)
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


         The Company paid approximately $1,012 and $604 in legal fees in 1999 and 1998, respectively, to a law firm having a senior partner who is also a current Director of the Company.


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


         Non-cash compensation and consulting expenses relate to various stock and stock options issued to employees and consultants for payment of services rendered. These expenses are shown separately on the accompanying statements of operations and all relate to selling, general and administrative expense.


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