Form 10-Q
period 2000-03-31
FIRSTCOM CORP
filed 2000-05-15
CIK 850629

================================================================================
                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

   (Mark One)

       [x]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
              PERIOD ENDED March 31, 2000

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

                          Yes [x]     No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 30, 2000 - 31,579,225

                 NOTE: Page 1 of   sequentially numbered pages.

                              FIRSTCOM CORPORATION
                                      INDEX

PART I  FINANCIAL INFORMATION

  Item 1.  Condensed Consolidated Financial Statements
           (unaudited)

           Condensed Consolidated Balance Sheets - as of
           March 31, 2000 (unaudited)and December 31, 1999                   3

           Condensed Consolidated Statements of Operations -
           Three Months Ended March 31, 2000 and 1999
           (unaudited)                                                       4

           Condensed Consolidated Statement of Stockholders'
           Equity - Three Months Ended March 31, 2000
           (unaudited)                                                       5

           Condensed Consolidated Statement of Cash Flows -
           Three Months Ended March 31, 2000
           (unaudited)                                                       6

           Notes to Condensed Consolidated Financial Statements
           (unaudited)                                                       7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results Of Operations                               9

PART II  OTHER INFORMATION


  Signatures                                                                18

  Exhibit Index                                                             19
                                        2

PART I FINANCIAL INFORMATION

                              FIRSTCOM CORPORATION
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                      (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)


                                                                           3/31/00     12/31/99
                                                                         -----------  ---------
                                                                         (UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents ..............................................  $  26,891   $  12,986
Restricted cash ........................................................        105         645
Restricted investments .................................................     20,713      20,440
Accounts receivable, net ...............................................     12,030      11,041
Prepaid expenses and other current assets ..............................      3,196       2,775
                                                                          ---------   ---------
Total current assets ...................................................     62,935      47,887
Property, plant, and equipment, net ....................................     99,143      92,469
Intangible assets, net .................................................     17,286      17,704
Deferred financing costs and other assets ..............................     14,131      14,050
                                                                          ---------   ---------
Total assets ...........................................................  $ 193,495   $ 172,110
                                                                          =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term bank debt ...................................................  $   4,488   $      55
Vendor financing, current ..............................................      1,340         814
Current maturities of long-term debt ...................................         (0)         50
Lease obligations, current .............................................         51          70
Accounts payable .......................................................     13,520      12,653
Accrued interest .......................................................      8,954       3,716
Other accrued expenses .................................................      1,600       5,334
Deferred income taxes ..................................................        302         302
Other current liabilities ..............................................      2,600       1,220
                                                                          ---------   ---------
Total current liabilities ..............................................     32,855      24,214

Senior notes, net ......................................................    133,438     133,197
Long-term bank debt ....................................................        509       2,008
Vendor financing .......................................................      5,451       4,050
Lease obligations, less current portion ................................        146         142
Deferred income taxes ..................................................      2,134       2,228
Other Liabilities ......................................................        840         239
                                                                          ---------   ---------
Total liabilities ......................................................    175,373     166,078

Minority interest ......................................................      3,033       3,012
Redeemable Preferred Stock, $.001 par value, authorized
10,000,000 shares, issued and outstanding 1,396,654 and 1,345,507 shares as of March 31, 2000 and December 31, 1999,
respectively ...........................................................     12,123      11,720

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, authorized
50,000,000 shares, issued and outstanding
30,890,528 and 26,858,526 shares as of March 31, 2000 and December 31,
1999, respectively .....................................................         31          27
Additional paid in capital .............................................     89,852      68,476
Warrants ...............................................................     26,737      26,737
Accumulated deficit ....................................................   (113,416)    (95,057)
Cumulative translation adjustments .....................................       (238)       (238)
                                                                          ---------   ---------
                                                                              2,966         (55)
Shareholder loans ......................................................          0      (8,645)
                                                                          ---------   ---------
Total stockholders' equity (deficit) ...................................      2,966      (8,700)
                                                                          ---------   ---------
Total liabilities and stockholders' equity (deficit) ...................  $ 193,495   $ 172,110
                                                                          =========   =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              FIRSTCOM CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)



                                                  THREE MONTHS ENDED MARCH 31,
                                                 ------------------------------
                                                     2000              1999
                                                 ------------      ------------
                                                  (UNAUDITED)       (UNAUDITED)
Revenues:
  Long Distance ............................     $      6,650      $      6,024
  Internet and data ........................            5,100             2,257
                                                 ------------      ------------
                                                       11,750             8,281

Operating expenses:
Cost of revenues: ..........................            5,309             6,028

Selling, general and administrative ........           10,056             4,345
Non-cash compensation and
 Consulting expenses .......................               57                82
Depreciation and amortization ..............            2,936               893
Merger expense .............................            6,137                --
                                                 ------------      ------------
                                                       24,495            11,348
Loss from operations .......................          (12,745)           (3,067)
Interest expense ...........................           (5,854)           (4,504)
Interest income ............................              392               800
Other income/(expense), net ................              270              (378)
                                                 ------------      ------------
Net loss before income taxes ...............     ($    17,937)     ($     7,149)
Income taxes ...............................               17                --
                                                 ------------      ------------
Net Loss ...................................     ($    17,954)     ($     7,149)
                                                 ============      ============
Net basic and diluted loss per share .......     ($      0.61)     ($      0.37)
                                                 ============      ============
Weighted average common shares outstanding..       29,660,707        19,115,555
                                                 ============      ============


The accompanying notes are an integral part of these condensed consolidated financial statements.


                             FIRSTCOM CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)

                                       COMMON STOCK   ADDITIONAL                             CUMMULATIVE
                                   ------------------   PAID IN                 ACCUMULATED  TRANSLATION  SHAREHOLDER
                                     SHARES    AMOUNT   CAPITAL     WARRANTS     DEFICIT     ADJUSTMENT      LOANS      TOTAL
                                   ----------  ------  ----------   --------    -----------  -----------  -----------  --------
Balances at December 31, 1999..... 26,858,526    $27     $68,476      $26,737    ($95,057)       ($238)    ($8,645)     ($8,700)

  Exercise of stock options.......  4,032,002      4      16,221           --                                            16,225

  Repayment of Shareholder Loan...                                                                           8,674        8,674

  Expense due to Accelerated......

  Vesting of Stock Options........                         5,155                                                          5,155

  Interest on Shareholder Loan....                            --                                               (29)         (29)

  Preferred Stock PIK Dividend....                                                   (405)                                 (405)

  Net Loss........................                                                (17,954)                              (17,954)
                                   ----------    ---     -------      -------   ---------        -----     -------     --------
Balances at March 31, 2000........ 30,890,528    $31     $89,852      $26,737   ($113,416)       ($238)        ($0)      $2,966
                                   ==========    ===     =======      =======   =========        =====     =======     ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              FIRSTCOM CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (THOUSANDS OF US DOLLARS)

                                                        THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------
                                                             2000          1999
                                                         -----------    -----------
                                                         (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...............................................   ($17,954)     ($ 7,149)
 Adjustments to reconcile net loss to net cash used
 in operating activities:
 Depreciation and amortization expense .................      2,936           893
 Amortization of deferred financing costs and
 original issue discounts ..............................        432           357
 Accrued income on restricted investments ..............       (271)         (542)
 Capitalized interest related to network
 construction ..........................................          0        (1,532)
 Non-cash compensation and consulting expense ..........      5,212            82

 Changes in operating assets and liabilities:
  Accounts receivable ..................................       (989)         (152)
  Prepaid expenses and other current assets ............       (419)         (518)
  Other assets .........................................       (118)          159
  Accounts payable and accrued expenses ................      2,371         4,420
  Other current liabilities ............................      1,873           540
                                                           --------      --------
Net cash used in operating activities ..................     (6,927)       (3,442)
                                                           --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of telecommunications network ................     (9,346)      (12,072)
 Reduction of restricted cash ..........................        539        14,572
 Acquisition of FirstCom Colombia, net .................         --        (4,936)
                                                           --------      --------
Net cash used in investing activities ..................     (8,807)       (2,436)
                                                           --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of Shareholder Loans ........................      8,674            --
 Net proceeds from vendor financing ....................      2,764           178
 Exercise of stock options .............................     16,169            19
 Payments under leasing obligations ....................        (15)          (37)
 Net change in bank debt and promissory notes ..........      2,047            --
                                                           --------      --------
Net cash provided by financing activities ..............     29,639           160
                                                           --------      --------
Net increase (decrease) in cash and cash
equivalents ............................................     13,905        (5,718)
                                                           --------      --------
Cash and cash equivalents at beginning of year .........     12,986         8,892
                                                           --------      --------
Cash and cash equivalents at end of period .............   $ 26,891      $  3,174
                                                           ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(THOUSANDS OF DOLLARS)

BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements included herein have been prepared by FirstCom Corporation (the "Company"). The foregoing statements contain all adjustments, consisting only of normal recurring adjustments which are, in the opinion of the Company's management, necessary to present fairly the consolidated financial position of the Company as of March 31, 2000 and the consolidated results of its operations and its consolidated cash flows for the three month periods ended March 31, 2000 and 1999.

         Certain information and footnote disclosure normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the instructions, rules and regulations prescribed by the Securities and Exchange Commission ("the Commission"). Although the Company believes the disclosures provided are adequate to make the information presented not misleading, it strongly recommends that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

         Telecommunications networks consists of:

                                                 March 31,   DECEMBER 31,
                                                   2000         1999
                                                 ---------   ------------
Telecommunications equipment ................    $104,442      94,356
Telecommunications equipment pending
installation and construction in progress....          --       1,260
Office equipment, furniture and vehicles ....       8,871       8,363
                                                 --------    --------
                                                  113,313     103,979
Less: accumulated depreciation ..............     (14,170)    (11,510)
                                                 --------    --------
                                                 $ 99,143    $ 92,469
                                                 ========    ========

NOTE 2- BANK DEBT

         During February 2000, certain subsidiaries of the Company entered into a term credit facility (the "Term Facility") with a bank. The significant provisions of the Term Facility are as follows: (i) maximum amount available $10,000, (ii) annual interest rate of Libor plus 6% or Prime plus 5%, (iii) principal maturity date of January 2, 2001, (iii) interest payments on the outstanding principal balance are due quarterly beginning June 30, 2000, (iv) the Term Facility is collateralized by certain telecommunications equipment and
(v) mandatory prepayment provisions exist upon the occurrence of certain events including a change of control, as defined in the Indenture. As of March 31, 2000, the Company had $3,300 outstanding under the Term Facility.

NOTE 3 - Merger Expense

         During the three months ended March 31, 2000 the Company recognized approximately $5,200 of non-cash expense related to the accelerated vesting of un-vested stock options for certain former employees. Such expense is classified in Merger Expense in the accompanying condensed statement of operations.

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

A SUMMARY OF KEY METRICS AS OF MARCH 31, 2000 FOLLOWS (UNAUDITED):

                                                             CHILE     PERU    COLOMBIA   CORPORATE   TOTAL
                                                             -----     ----    --------   ---------   -----
NETWORK INSTALLATION

        Route Kilometers - metropolitan area                  306      1,228        815                2,349
        Route Kilometers - domestic                             -          -          -                    -

        Fiber Kilometers - metropolitan area                4,743     31,236     17,996               53,975
        Fiber Kilometers - domestic                             -          -          -                    -

        Buildings Connected                                   225        681        734                1,640

        PVC's Sold                                          1,089        847      1,314                3,250

        VGEs                                               35,115     10,683     10,770               56,568

        Data & Dedicated Internet Customers                   699        582        181                1,462

        Employees                                             276        284        164        17        741

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

/bullet/ local voice services switched and transported through Telefonica del
         Peru (service to begin in the second half of 2000); and

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

RESULTS OF OPERATIONS (Amounts in US$000) THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         REVENUES. Consistent with 1999, during 2000 the majority of the Company's revenues were derived primarily from its operations in Chile. However, as a result of the acquisitions of FirstCom Internet, FirstCom Colombia and the completion of the ATM/IP networks in Chile and Peru, long distance revenues dropped from 73% of total revenues for the three months ended March 31, 1999 to 57% of total revenues for the three months ended March 31, 2000. The Company expects revenues to increase over the next few years due to the expansion of its operations in Peru, Chile and Colombia.

         The Company's revenues were $11,750 for the three months ended March 31, 2000 as compared to $8,281 for the three months ended March 31, 1999. Long distance revenues increased from $6,024 for the three months ended March 31, 1999 to $6,650 for the three months ended March 31, 2000. These revenues were generated through the sale of approximately 37.1 million and 26.6 million minutes for the three months ending March 31, 2000 and 1999, respectively, resulting in an average revenue per minute of approximately $0.18 and $0.23, respectively. The increased long distance revenue was driven by the initiation of long distance services in Peru. The decrease in the revenue per minute is due to an increased mix of domestic long distance traffic and decreases in tariffs for wholesale long distance traffic. Internet and data service revenue increased significantly from $2,257 for the three months ended March 31, 1999 to $5,100 for the three months ended March 31, 2000. This increase was attributable to the acquisition of FirstCom Colombia and FirstCom Internet in Chile and the initiation of Internet and data services over the Company's ATM/IP network in Peru and Chile.

The following table details the Company's revenue mix by country:

                           THREE MONTHS ENDED
                    MARCH 31, 2000     MARCH 31, 1999
                    --------------     --------------
Chile                    57%                86%
Peru                     24%                 1%
Colombia                 19%                13%
                        ---                ---
                        100%               100%
                        ===                ===

         COST OF REVENUES. For the three months ended March 31, 2000 cost of revenues relate principally to long distance services and include access charges paid to local exchange carriers and transmission payments to other carriers. Cost of revenues also include payments for rights of way related to the Company's fiber optic networks and license royalty payments related to telecommunication services in Peru and Colombia.

         The Company's cost of revenues was $5,309 for the three months ended March 31, 2000 as compared to $6,028 for the three months ended March 31, 1999. Additionally, the Company's gross margin increased from 27% for the three months ended March 31, 1999 to 55% for the year ended March 31, 2000. The increase in gross margin and decrease in cost of revenues is attributable to the significant growth in the higher margin data and Internet services.

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

         The Company's selling, general and administrative expenses were $10,056 for the three months ended March 31, 2000 as compared to $4,345 for the three months ended March 31, 1999. This increase was primarily attributable to the hiring of additional personnel related to the growth of the Peruvian and Chilean operations, the acquisition of FirstCom Colombia and increased marketing efforts in Chile and Peru. At March 31, 2000 the Company and its subsidiaries had 740 employees compared to 500 at March 31, 1999.

         NON CASH COMPENSATION AND CONSULTING. The expense of $57 and $82 for the three months ended March 31, 2000 and 1999, respectively, represents the fair value of options granted to consultants for services provided during such periods.

         MERGER COSTS. Merger costs of $6,137 for the three months ended March 31, 2000 represents incremental expenses fees incurred in connection with the pending merger transaction among the Company and AT&T Latin America. Included in such merger costs are approximately $5,200 of non-cash expense related to the accelerated vesting of un-vested stock options for certain former employees.

         DEPRECIATION AND AMORTIZATION. The Company depreciates its telecommunications networks and intangible assets on a straight line basis over their estimated useful lives. The Company believes that depreciation and amortization expense will continue to increase with the expansion of its operations.

         The Company's depreciation and amortization was $2,936 for the three months ended March 31, 2000 as compared to $893 for the three months ended March 31, 1999. This increase was primarily attributable to increased investment in the Company's telecommunications networks and the placement in service of such assets.

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

         The Company's interest expense was $5,854 for the three months ended March 31, 2000 as compared to $4,504 for the three months ended March 31, 1999. The increase in interest expense is due to the decrease in capitalized interest. Given the substantial completion of the Company's fiber optic networks, during the three months ended March 31, 2000 the Company did not capitalize any interest costs. However, during the three months ended March 31, 1999 the Company capitalized $1,532 of interest costs related to the Company's fiber optic network that was then under construction.

         INTEREST INCOME AND OTHER. The Company currently earns interest income on cash and cash equivalents, restricted cash, and restricted investments.

         The Company's interest income and other was $392 for the three months ended March 31, 2000 as compared to $800 for the three months ended March 31, 1999. This decrease was primarily attributable to a reduction in restricted cash and investments.

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

         The Company's income tax expense for the three months ended March 31, 2000 was $17. This expense related to the Company's operations in Colombia.

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

         Approximately $57,000 of the proceeds were invested in an escrow fund (referred to herein on the Company's balance sheet as "Restricted Investments") for payment of interest on the Notes through October 27, 2000. Under certain circumstances, Restricted Investments may be used for repayment of principal of the Notes. Restricted investments were reduced by $10,500 on each of April 27 and October 27 during 1998 and 1999 to pay interest on the Notes. Approximately $62,000 of the proceeds were deposited in an account controlled by a trustee (referred to on the Company's balance sheet as "Restricted Cash") for payment of Permitted Expenditures, as defined in the Indenture Agreement between the Company and State Street Bank, as Trustee (the "Indenture"). As of March 31, 2000 the Company had invested approximately $62,000 of the Restricted Cash into its telecommunications networks and operations in Peru, Chile and Colombia.

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

         On November 11, 1998 a subsidiary of the Company entered into a financing arrangement (the "First Vendor Financing") with one of the Company's significant equipment vendors. The terms of the First Vendor Financing are as follows: (i) maximum amount available $10,000 (ii) interest rate of LIBOR plus 5.5%, (iii) the Company may draw on the facility until December 31, 2000, (iv) draws under the facility shall be repaid in 20 consecutive quarterly principal and interest payments, (v) the First Vendor Financing is collateralized by the equipment being financed. On July 28, 1999 the Company increased the maximum amount available under the First Vendor Financing from $10,000 to $29,500. As of March 31, 2000 the Company had approximately $6,800 outstanding under the First Vendor Financing.

         On December 24, 1998 a subsidiary of the Company entered into a financing arrangement (the "Second Vendor Financing") with another one of the Company's significant equipment vendors. The terms of the Second Vendor Financing are as follows: (i) maximum amount available $10,000 (ii) interest rate of Libor plus 4%, (iii) the Company may draw on the facility until December 31, 2000, (iv) draws under the facility shall be repaid in 20 consecutive quarterly principal and interest payments beginning on March 31, 2001, (v) interest only quarterly payments shall be made for each draw from the respective date of funding through December 31, 2000, (vi) the Second Vendor Financing will be collateralized by the equipment being financed. As of March 31, 2000 the Company had no amounts outstanding under the Second Vendor Financing.

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

         During February 2000, certain subsidiaries of the Company entered into a term credit facility (the "Term Facility") with a bank. The significant provisions of the Term Facility are as follows: (i) maximum amount available $10,000, (ii) annual interest rate of Libor plus 6% or Prime plus 5%, (iii) principal maturity date of January 2, 2001, (iii) interest payments on the outstanding principal balance are due quarterly beginning June 30, 2000, (iv) the Term Facility is collateralized by certain telecommunications equipment and
(v) mandatory prepayment provisions exist upon the occurrence of certain events including a change of control, as defined in the Indenture. As of March 31, 2000, the Company had $3,300 outstanding under the Term Facility.

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

         The Comany intends to continue to make significant capital expenditures during the next several years in connection with the further expansion of its networks in Peru, Chile, and Colombia and the acquistion of new customer accounts (for which we install our equipment on the customer premises). The Company intends to meet its capital requirements during 2000 from:

         /bullet/ Cash reserves totaling approximately $27.0 million at March
                  31, 2000,

         /bullet/ Available credit under existing vendor and bank facilities totaling approximately $39.5 million at March 31, 2000.

         The Company's budget contemplates it will need approximately $90 million during 2000 and approximately $78 million during 2001 for capital expenditures. The Company's capital budget reflects a more aggressive deployment of its networks in anticipation of the completion of the pending merger with AT&T Latin America. However, the actual timing of the expenditures has not been finalized and is dependent on a number of factors, including the availability of adequate financing. The Company has negotiated a $10 million bank loan with an international bank to fund capital expenditures related to its Peruvian subsidiary. In addition, at March 31, 2000 the Company had approximately 6 million options and warrants that were exercisable at a weighted average exercise price of $4.44, which was significantly below the Company's share value on that date. If all such options/warrants were exercised the total cash proceeds to the Company would approximate $26.7 million.

         Currently, the Company does not have any short-term commitments beyond those that have been disclosed as liabilities in its financial statements. We do not have any long-term commitments to acquire capital expenditures. If we are unable to obtain additional financing, which is greatly dependent on our ability to complete our merger with AT&T Latin America, the Company will have to significantly reduce its capital budgets. Such an action will significantly decrease its planned growth and market penetration. As a result, the failure to complete the merger with AT&T Latin America could have a material adverse effect on the price of our common stock.

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

         A summary of the Company's value of common stock issued and common stock and common stock equivalents outstanding as of March 31, 2000 and the pro forma effect on the Company's equity capitalization upon the exercise of all common stock equivalents outstanding at March 31, 2000 follows:

                                                              OPTIONS HELD BY                       OTHER        INCREMENTAL
                                              ACTUAL AT       MANAGEMENT AND     SENIOR NOTE     OPTIONS AND         AS
                                            MARCH 31, 2000     DIRECTORS (4)    WARRANTS (5)    WARRANTS (6)    ADJUSTED (7)
                                       -------------------------------------------------------------------------------------
 Shares of Common Stock                        30,890,528         8,595,833         242,000       1,178,436      10,016,269
 Value of Common Stock
   Issued (1) (2)
   Par Value                                      $30,836            $8,596            $242          $1,178         $10,016
   Additional Paid in Capital                 $89,851,538       $53,476,828      $1,064,558      $3,013,626     $57,555,012
                                       -------------------------------------------------------------------------------------
                                              $89,882,373       $53,485,424      $1,064,800      $3,014,804     $57,565,028
                                       =====================================================================================

Per Share (3)                                       $2.91             $6.22           $4.40           $2.56           $5.75

------------
(1) The closing price of the Common Stock on March 31, 2000 was $34.19. The exercise of stock options and warrants as shown above assumes full vesting of all stock options and warrants.

(2) Value of Common Stock represents the proceeds from the Company's issuance of Common Stock and Common Stock equivalents, and is comprised of par value and additional paid in capital, as stated in the Company's consolidated historical financial statements.

(3)  Represents the amount in (2) per share of Common Stock.

(4) Represents the increase to the Company's value of Common Stock issued upon the exercise of all stock options (vested and not vested) held by the Company's management and directors and the Company's receipt of the exercise price as of March 31, 2000.

(5) Represents the increase to the Company's value of Common Stock issued upon the exercise of all warrants (vested and not vested) that were issued in connection with the Notes and are outstanding and the Company's receipt of the exercise price as of March 31, 2000.

(6) Represents the increase to the Company's value of Common Stock issued upon the exercise of all other stock options and warrants (vested and not vested) outstanding and the Company's receipt of the exercise price as of March 31, 2000.

(7) Represents the combined increase to the Company's value of Common Stock issued of (4), (5) and (6) above.

        Net cash used in operating activities for the three months ended March 31, 2000 was $6,927. This amount represented cash used to fund the Company's net loss for the period.

         Net cash used in investing activities for the three months ended March 31, 2000 was $8,807. This amount primarily represented the Company's continued build-out of its fiber-optic network as it connects new, offset by the use of restricted cash to fund such items. The growth of the Company's fiber networks was evidenced as route kilometers and buildings connected increased from approximately 1,757 km and 1,091 buildings as of December 31, 1999 to approximately 2,349km and 1,640 buildings as of March 31, 2000.

         Net cash provided by financing activities for the three months ended March 31, 2000 was $29,639. The Company received significant funding during this period from (a) the exercise of stock options and warrants and (b) vendor financing and (c) the repayment of a shareholder loan.

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

                                     PART II

                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits listed below are filed as part of this Report.

     EXHIBIT                        DESCRIPTION
     -------                        -----------
      27                            Financial Data Schedule for the three months
                                    ended March 31, 2000

(b) Reports on Form 8-K

    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf be the undersigned, thereunto duly authorized.

FIRSTCOM CORPORATION

/s/ PATRICIO E. NORTHLAND                                          May 15, 2000
---------------------------                                        ------------
    Patricio E. Northland                                          Date
    Chairman of the Board,
    President, and Chief Executive Officer
    (Principal Executive Officer)

/s/ JOSE A. SEGRERA                                                May 15, 2000
---------------------------                                        ------------
    Jose A. Segrera                                                Date
    Principal Accounting Officer

                                  EXHIBIT INDEX

     EXHIBIT                        DESCRIPTION
     -------                        -----------
      27                            Financial Data Schedule for the three months
                                    ended March 31, 2000