Form 10-K405/A
period 1999-12-31
FIRSTCOM CORP
filed 2000-06-28
CIK 850629

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                               (AMENDMENT NO. 2)
                                   (Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934


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


PROVISION OF SERVICES FOLLOWING THE PROPOSED MERGER. FirstCom does not expect that its proposed merger with AT&T Latin America will limit its current operations or the scope of its current services. Restrictions exist, however, with respect to the scope of telecommunications services that AT&T Latin America, the merged Company including FirstCom's operations, may provide following the merger. Upon completion of the proposed merger, AT&T Latin America will be prohibited from providing the following services:

o        mobile wireless/personal communications services;
o        cable telephone or cable services;
o cross-border transport services between two or more countries to international carries and select services involving the arrangement, management and delivery of termination international communications traffic;
o solutions services such as outgoing professional services and systems integration services; and
o managed network services to multinational corporations reserved for Concert by AT&T Corp. and British Telecom.


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

         The Company's budget contemplates that it will need approximately $90 million during 2000 and approximately $78 million during 2001 for capital expenditures. The Company's capital budget reflects a more aggressive deployment of its networks in anticipation of the completion of the pending merger with AT&T Latin America. However, the actual timing of the expenditures has not been finalized and is dependent on a number of factors, including the availability of adequate financing. The Company is currently negotiating a $10 million bank loan with an international bank to fund capital expenditures related to its Peruvian subsidiary. In addition, at December 31, 1999 the Company had approximately 9.8 million options and warrants that were exercisable at an weighted average exercise price of $3.54, which was significantly below the Company's share value on that date. If all such options/warrants were exercised the total cash proceeds to the Company would approximate $34.7 million. Although, some of these options and warrants may be in the money, holders are not obligated to exercise and the Company cannot require the holders to exercise their options and warrants. As such, the Company has no control over the timing of proceeds from the exercise of options and warrants.

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

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS

                        EXECUTIVE OFFICERS AND DIRECTORS

         The executive officers and directors of the Registrant are as follows (as of February 4, 2000):

                                      POSITION WITH
NAME                         AGE      THE COMPANY                                DIRECTOR SINCE
-------------------------  --------   -------------------------------------    ------------------
Patricio E. Northland         44      Chairman of the Board of Directors,      November1996
                                      President and Chief Executive Officer

David Kleinman                64      Director                                 May 1997

George Cargill                58      Director                                 July 1994

Andrew Hulsh                  39      Director                                 December 1997

Carlos Fernandez              43      CEO-Firstcom Chile                            -

Jose Gandullia                55      CEO-Firstcom Peru                             -

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

SUMMARY COMPENSATION TABLE
                                 Annual Compensation                        Long-Term Compensation
                                                             Other       Restricted      Securities
                                                             Annual         Stock        Underlying
          Name and                                        Compensation     Awards         Options
                                                               (6)
   Principal Position(s)      Year   Salary ($)  Bonus ($)     ($)           ($)             (#)
Patricio E. Northland,         1999  412,500    884,000      474,400                        2,200,000
President & CEO
Chairman of the Board          1998  375,000    758,580                                       333,333
President and CEO (2)          1997  300,000    630,000                                     1,614,000

Douglas G. Geib II             1999  281,250    450,000      197,680                          100,000
Executive Vice President       1998  266,666    275,000                                       166,667
and Chief Financial Officer    1997  166,667    170,000                                     1,036,000
(3)

Carlos Fernandez Calatayud     1999  207,139    117,500                                             -
CEO, FirstCom Chile (4)        1998  170,000     85,000                                       130,000

Jose Gandullia                 1999  217,500    101,250                                        75,000
CEO, FirstCom Peru (5)         1998   35,000                                                   50,000

Marco A. Northland
Vice President, Product
Marketing and Business
Development (7)                1999  183,333     91,667                                       200,000

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

(7) Mr. Marco Northland commenced employment with the Company on February 1, 1999 as Vice President, Product Development. Mr. Marco Northland is the brother of Mr. Patricio Northland.

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

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Coral Gables, Florida on the __ day of June 2000.

                              FIRSTCOM CORPORATION

                              By:/S/ PATRICIO E.  NORTHLAND
                                  Patricio E.  Northland
                                  PRESIDENT AND CHIEF EXECUTIVE OFFICER


                NAME                                       TITLE                           DATE
-------------------------------------    -------------------------------------------    ------------

/S/ PATRICIO E. NORTHLAND                Chairman of the Board, Director                June 27, 2000
-------------------------------------
Patricio E. Northland                    President and Chief Executive Officer
                                         (PRINCIPAL EXECUTIVE OFFICER)

/S/ JOSE A. SEGRERA*                     Interim Chief Financial Officer                June 27, 2000
-------------------------------------
Jose A. Segrera                          PRINCIPAL ACCOUNTING OFFICER

/S/ DAVID C. KLEINMAN*                   Director                                       June 27, 2000
-------------------------------------
David C. Kleinman

/S/ GEORGE A. CARGILL*                   Director                                       June 27, 2000
-------------------------------------
George A. Cargill

/S/ ANDREW HULSH*                        Director                                       June 27, 2000
-------------------------------------
Andrew Hulsh

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
                                                             =========   =========
                                    See accompanying notes

                              FIRSTCOM CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (THOUSANDS OF US DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                             YEAR ENDED DECEMBER 31,
                                                               ------------------------------------------------
                                                                   1999              1998              1997
                                                               ------------      ------------      ------------
Revenues:
  Long Distance ..........................................     $     24,318      $     16,445      $         --
  Internet and data ......................................           14,038             1,697             1,130
                                                               ------------      ------------      ------------
                                                                     38,356            18,142             1,130

Operating expenses:
Cost of revenues:
  Long Distance ..........................................           16,361            12,379                --
  Internet and data ......................................            5,644             1,700             1,203
                                                               ------------      ------------      ------------
                                                                     22,005            14,079             1,203

Selling, general and administrative ......................           25,698            12,293             4,678
Non-cash compensation and

 Consulting expenses (selling, general,
   and administrative)....................................              353               175             4,640

Depreciation and amortization ............................           10,211             2,237             1,201
Merger expense ...........................................            1,008                --                --
                                                               ------------      ------------      ------------
                                                                     59,275            28,784            11,722
                                                               ------------      ------------      ------------
Loss from operations .....................................          (20,919)          (10,642)          (10,592)
Interest expense .........................................          (22,552)          (19,578)           (6,521)
Interest income ..........................................            2,286             5,448             1,315
Other income/(expense), net ..............................              (84)             (550)              (68)
                                                               ------------      ------------      ------------
Net loss before income taxes and minority interest expense          (41,269)          (25,322)          (15,866)
Income taxes .............................................              170                --                --
                                                               ------------      ------------      ------------
Net loss before minority interest expense ................          (41,439)          (25,322)          (15,866)
Minority interest expense ................................               33                --                --
                                                               ------------      ------------      ------------
Net Loss .................................................     $    (41,472)     $    (25,322)     $    (15,866)
                                                               ============      ============      ============
Net basic and diluted loss per share .....................     $      (1.94)     $      (1.33)     $      (0.95)
Weighted average common shares outstanding ...............       21,354,012        19,084,300        16,667,719
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