Form 10-Q
period 2000-06-30
FIRSTCOM CORP
filed 2000-08-15
CIK 850629

FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

   (Mark One)

       [x]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
              PERIOD ENDED June 30, 2000

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

                         Registrant's telephone number:
                                 (305) 459-6300


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

                          Yes [x]     No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 4, 2000 - 31,769,225

                 NOTE: Page 1 of   sequentially numbered pages.

                              FIRSTCOM CORPORATION
                                      INDEX

PART I  FINANCIAL INFORMATION

  Item 1.  Condensed Consolidated Financial Statements
           (unaudited)

           Condensed Consolidated Balance Sheets - as of
           June 30, 2000 and December 31, 1999(unaudited)                    3

           Condensed Consolidated Statements of Operations -
           Six Months and Three Months Ended June 30, 2000 and 1999
           (unaudited)                                                       4

           Condensed Consolidated Statement of Stockholders'
           Deficit- Six Months Ended June 30, 2000
           (unaudited)                                                       5

           Condensed Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 2000 and 1999
           (unaudited)                                                       6

           Notes to Condensed Consolidated Financial Statements
           (unaudited)                                                       7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results Of Operations                               8

PART II  OTHER INFORMATION

  Signatures                                                                19

  Exhibit Index                                                             20

PART I FINANCIAL INFORMATION

                              FIRSTCOM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)
                                   (Unaudited)

                                                                           6/30/00     12/31/99
                                                                         -----------  ---------
ASSETS
Current assets:
Cash and cash equivalents ..............................................  $  16,778   $  12,986
Restricted cash ........................................................         97         645
Restricted investments .................................................     10,410      20,440
Accounts receivable, net ...............................................     14,223      11,041
Prepaid expenses and other current assets ..............................      5,928       2,775
                                                                          ---------   ---------
Total current assets ...................................................     47,436      47,887
Property, plant, and equipment, net ....................................    108,125      92,469
Intangible assets, net .................................................     16,799      17,704
Deferred financing costs and other assets ..............................     13,661      14,050
                                                                          ---------   ---------
Total assets ...........................................................  $ 186,021   $ 172,110
                                                                          =========   =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Short-term bank debt ...................................................  $  10,663   $      55
Vendor financing, current ..............................................      1,358         814
Current maturities of long-term debt ...................................        638          50
Lease obligations, current .............................................         30          70
Accounts payable .......................................................     12,694      12,653
Accrued interest .......................................................      3,688       3,716
Other accrued expenses .................................................      2,213       5,334
Deferred income taxes ..................................................        302         302
Other current liabilities ..............................................      2,452       1,220
                                                                          ---------   ---------
Total current liabilities ..............................................     34,038      24,214

Senior notes, net ......................................................    133,692     133,197
Long-term bank debt ....................................................        -         2,008
Vendor financing .......................................................      5,760       4,050
Lease obligations, less current portion ................................        133         142
Deferred income taxes ..................................................      2,134       2,228
Other Liabilities ......................................................      5,019         239
                                                                          ---------   ---------
Total liabilities ......................................................    180,776     166,078

Minority interest ......................................................      2,925       3,012
Redeemable Preferred Stock, $.001 par value, authorized
10,000,000 shares, issued and outstanding 1,448,885 and 1,345,507 shares
as of June 30, 2000 and December 31, 1999,respectively ..................    12,527      11,720

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, authorized
50,000,000 shares, issued and outstanding
31,762,195 and 26,858,526 shares as of June 30, 2000 and December 31,
1999, respectively .....................................................         32          27
Additional paid in capital .............................................     91,557      68,476
Warrants ...............................................................     26,737      26,737
Accumulated deficit ....................................................   (128,296)    (95,057)
Cumulative translation adjustments .....................................       (237)       (238)
                                                                          ---------   ---------
                                                                            (10,207)        (55)
Shareholder loans ......................................................          -      (8,645)
                                                                          ---------   ---------
Total stockholders' deficit ............................................    (10,207)     (8,700)
                                                                          ---------   ---------
Total liabilities and stockholders' deficit ............................  $ 186,021   $ 172,110
                                                                          =========   =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              FIRSTCOM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                        SIX MONTHS ENDED JUNE 30,        THREE MONTHS ENDED JUNE 30
                                                     -------------------------------     --------------------------
                                                         2000               1999             2000           1999
                                                     -------------      ------------     -----------     ----------
Revenues:
  Long Distance ............................         $      14,610      $     12,166     $     7,960     $    6,141
  Internet and data ...............                         11,485             5,920           6,386          3,664
                                                     -------------      ------------     -----------     ----------
                                                            26,095            18,086          14,346          9,805
Operating expenses:
Cost of revenues: ..........................                11,941            11,785           6,632          5,757
Selling, general and administrative ........                21,445            10,385          11,390          6,040
Non-cash compensation and
 Consulting expenses .......................                   115               152              58             70
Depreciation and amortization ..............                 6,261             2,703           3,325          1,811
Merger expense .............................                 6,443                 -             306              -
                                                     -------------      ------------     -----------     ----------
                                                            46,205            25,025         21,711          13,678
Loss from operations .......................               (20,110)           (6,939)        (7,365)         (3,873)
Interest expense ...........................               (11,731)          (10,720)        (5,877)         (6,216)
Interest income ............................                   502             1,367            110             566
Other income/(expense), net ................                (1,081)             (435)        (1,351)            (57)
                                                     -------------      ------------     -----------     ----------
Net loss before income taxes and minority
 interest expense                                    $     (32,420)     $    (16,727)    $  (14,483)     $   (9,580)
Income taxes ...............................                  (143)             (252)          (126)           (252)
                                                     -------------      ------------     -----------     ----------
Net loss before minority interest                    $     (32,563)     $    (16,979)    $  (14,609)     $   (9,832)
Minority Interest                                              133               (62)           133             (62)
                                                     -------------      ------------     -----------     ----------
Net Loss ...................................         $     (32,430)     $    (17,041)    $  (14,476)     $   (9,894)
                                                     =============      ============     ==========      ==========
Net basic and diluted loss per share .......         $       (1.06)     $      (0.88)    $    (0.46)     $    (0.50)
                                                     =============      ============     ==========      ==========
Weighted average common shares outstanding..            30,612,248        19,461,011     31,563,569      19,806,468
                                                     =============      ============     ==========      ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              FIRSTCOM CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                  (THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)

                                       COMMON STOCK     ADDITIONAL                            CUMMULATIVE
                                    ------------------   PAID IN                 ACCUMULATED  TRANSLATION   SHAREHOLDER
                                      SHARES    AMOUNT   CAPITAL     WARRANTS      DEFICIT    ADJUSTMENT       LOANS      TOTAL
                                    ----------  ------  ----------   --------    -----------  -----------   -----------  --------
Balances at December 31, 1999.....  26,858,526    $27     $68,476     $26,737     $ (95,057)     $(238)       $(8,645)   $ (8,700)

  Exercise of stock options.......   4,903,669      5      17,926          --                                              17,931

  Repayment of Shareholder Loan...                                                                              8,674       8,674

  Vesting of Stock Options........                          5,155                                                           5,155

  Interest on Shareholder Loan....                             --                                                 (29)        (29)

  Preferred Stock PIK Dividend....                                                     (809)                                 (809)

  Translation Adjustment                                                                             1                          1

  Net Loss........................                                                  (32,430)                              (32,430)
                                    ----------  ------  ----------   --------    -----------  -----------   -----------  --------
Balances at June 30, 2000........   31,762,195    $32     $91,557     $26,737     $(128,296)     $(237)       $    (0)   $(10,207)
                                    ==========  ======  ==========   ========    ===========  ===========   ===========  ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              FIRSTCOM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (THOUSANDS OF US DOLLARS)
                                   (UNAUDITED)


                                                         SIX MONTHS ENDED JUNE 30,
                                                         ---------------------------
                                                             2000           1999
                                                         -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...............................................   $(32,430)       $(17,041)
 Adjustments to reconcile net loss to net cash used
 in operating activities:
 Depreciation and amortization expense .................      6,261           2,703
 Amortization of deferred financing costs and
 original issue discounts ..............................        886             934
 Accretion of discount on restricted investments               (723)           (995)
 Capitalized interest related to network
 construction ..........................................       (260)         (1,532)
 Deferred financing cost ...............................        697              --
 Bad Debt Expense.......................................        711
 Minority Interest expense .............................                         62
 Non-cash compensation and consulting expense ..........      5,212              --
 Changes in operating assets and liabilities:
  Accounts receivable ..................................     (3,185)         (2,551)
  Prepaid expenses and other current assets ............     (3,151)           (990)
  Intangible Assets.....................................        904              --
  Other assets .........................................         (6)           (142)
  Accounts payable and accrued expenses ................     (3,104)          3,666
  Other liabilities ....................................      5,925           1,366
                                                           --------        --------
Net cash used in operating activities ..................    (22,263)        (14,520)
                                                           --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of telecommunications network ................    (28,578)        (18,390)
 Increase(decrease)in restricted cash ..................       (548)         21,433
 Acquisition of Teleductgos, net .......................         --          (4,936)
                                                           --------        --------
Net cash used in investing activities ..................    (29,126)         (1,893)
                                                           --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Use of Restricted Investment...........................     10,031          10,500
 Repayment of Shareholder Loans ........................      8,645              --
 Net proceeds from vendor financing ....................      2,449             557
 Exercise of stock options .............................     23,087           4,501
 Payments under leasing obligations ....................        (40)            (83)
 Convertible preferred stock issue-net                          807           9,600
 Net change in bank debt and promissory notes ..........     10,202          (3,569)
                                                           --------        --------
Net cash provided by financing activities ..............     55,181          21,506
                                                           --------        --------
Net increase in cash and cash
equivalents ............................................      3,792           5,093
                                                           --------        --------
Cash and cash equivalents at beginning of year .........     12,986           8,892
                                                           --------        --------
Cash and cash equivalents at end of period .............   $ 16,778        $ 13,985
                                                           ========        ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN THOUSANDS OF DOLLARS)

BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements included herein have been prepared by FirstCom Corporation (the "Company"). The foregoing statements contain all adjustments, consisting only of normal recurring adjustments which are, in the opinion of the Company's management, necessary to present fairly the consolidated financial position of the Company as of June 30, 2000, the consolidated results of its operations for the three and six month periods ended June 30, 2000 and 1999, and its consolidated cash flows for the six month periods ended June 30, 2000 and 1999.

         Certain information and footnote disclosure normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the instructions, rules and regulations prescribed by the Securities and Exchange Commission ("the Commission"). Although the Company believes the disclosures provided are adequate to make the information presented not misleading, it strongly recommends that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

         Telecommunications networks consists of:

                                                 June 30,    December 31,
                                                   2000          1999
                                                 ---------   ------------
Telecommunications equipment ................    $114,012     $ 94,356
Telecommunications equipment pending
installation and construction in progress....          --        1,260
Office equipment, furniture and vehicles ....      11,732        8,363
                                                 --------     --------
                                                  125,744      103,979
Less: accumulated depreciation ..............     (17,619)     (11,510)
                                                 --------     --------
                                                 $108,125     $ 92,469
                                                 ========     ========

NOTE 2 - BANK DEBT

         During February 2000, certain subsidiaries of the Company entered into a term credit facility (the "Term Facility") with a bank. The significant provisions of the Term Facility are as follows: (i) maximum amount available $10,000, (ii) annual interest rate of Libor plus 6% or Prime plus 5%, (iii) principal maturity date of January 2, 2001, (iii) interest payments on the outstanding principal balance are due quarterly beginning June 30, 2000, (iv) the Term Facility is collateralized by certain telecommunications equipment and
(v) mandatory prepayment provisions exist upon the occurrence of certain events including a change of control, as defined in the Indenture. As of June 30, 2000, the Company had $10,000 outstanding under the Term Facility.

NOTE 3 - MERGER EXPENSE

         During the six months ended June 30, 2000 the Company recognized approximately $5,200 of non-cash expense related to the accelerated vesting of un-vested stock options for certain former employees. Such expense is classified in Merger Expense in the accompanying condensed statement of operations.

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

         The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and the notes thereto appearing elsewhere in this document.

OVERVIEW

         FirstCom's objective is to become a leading provider of broadband communications services to business customers in key Latin American business centers.

         FirstCom Corporation ("FirstCom" or "Company") provides broadband communications services primarily to business customers in four major metropolitan business centers: Santiago, Chile; Lima/Callao, Peru; and Bogota and Cali, Colombia. FirstCom primarily targets business customers, communications carriers and high volume users by offering a wide range of broadband communications services, including data, voice,video, audio and Internet access. Specific service offerings vary depending on the concessions FirstCom holds in each particular country, as well as local laws and regulations and the infrastructure in each country.

         FirstCom currently operates its own fiber optic networks in Santiago, Chile, Lima/Callao, Peru, and Bogota and Cali, Colombia.

         On November 1, 1999, FirstCom entered into an Agreement and plan of Merger with AT&T Corp., AT&T Latin America Corp., an indirect wholly-owned subsidiary of AT&T ("AT&T Latin America"), and Frantis, Inc., a Delaware corporation ("Frantis"). The Merger Agreement provides for the merger (the "Merger") of FirstCom with and into Frantis, which is a direct wholly owned subsidiary of AT&T Latin America Corp. The Merger is subject to approval of FirstCom's shareholders, among other conditions. FirstCom and AT&T Latin America expect to complete the merger as soon as possible after the FirstCom shareholders' special meeting, which is scheduled for August 28, 2000, if FirstCom's shareholders approve the merger. For more information on the Merger, see the Company's Definitive Proxy Statement dated July 27, 2000.

A summary of key operating metrics follows:

A SUMMARY OF KEY METRICS AS OF JUNE 30, 2000 FOLLOWS (UNAUDITED):

                                                             CHILE     PERU    COLOMBIA   CORPORATE   TOTAL
                                                             -----     ----    --------   ---------   -----
NETWORK INSTALLATION
        Route Kilometers - metropolitan area                  343      1,346        977                2,666
        Route Kilometers - domestic                             -          -          -                    -

        Fiber Kilometers - metropolitan area                5,761     33,165     19,551               58,477
        Fiber Kilometers - domestic                             -          -          -                    -

        Buildings Connected                                   295      1,009        902                2,206

        Ports Sold                                          1,610      1,131      2,056                4,797

        Data & Dedicated Internet Customers                 1,089      1,053        422                2,564

        Employees                                             314        318        196        18        846

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

         Through its Colombian operations, FirstCom currently provides its corporate customers in Bogota and Cali with the following broadband communications services:

/bullet/ high-quality voice and high-speed data communications services on a private line basis, LAN to LAN interconnection and remote terminal access; and

/bullet/ high-speed Internet access services.

         FirstCom entered the Colombian market in February 1999 with the acquisition of approximately 76% of Teleductos S.A., now known as FirstCom Colombia S.A. ("FirstCom Colombia") and has a presence in Bogota and Cali. In

November 1999 FirstCom increased its ownership of FirstCom Colombia to 86%.

RESULTS OF OPERATIONS (Amounts in US$000)

FOR THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

         REVENUES. Consistent with the six months period ended June 30, 1999, during the six months period ended June 30, 2000, the majority of the Company's revenues were derived primarily from its operations in Chile. However, as a result of the acquisitions of FirstCom Internet, FirstCom Colombia and the completion of the ATM/IP networks in Chile and Peru, long distance revenues dropped from 67% of total revenues for the six months ended June 30, 1999 to --56% of total revenues for the six months ended June 30, 2000. The Company expects revenues to increase over the next few years due to the expansion of its operations in Peru, Chile and Colombia.

         The Company's revenues were $26,095 for the six months ended June
30, 2000 as compared to $18,086 for the six months ended June 30, 1999. Long distance revenues increased from $12,166 for the six months ended June 30, 1999 to $14,610 for the six months ended June 30, 2000. These revenues were generated through the sale of approximately 75.3 million and 53.5 million minutes for the six months ending June 30, 2000 and 1999, respectively, resulting in an average revenue per minute of approximately $0.19 and $0.23, respectively. The increased long distance revenue was driven by the initiation of long distance services in Peru. The decrease in the revenue per minute is due to an increased mix of domestic long distance traffic and decreases in tariffs for wholesale long distance traffic. Internet and data service revenue increased significantly from $5,920 for the six months ended June 30, 1999 to $11,485 for the six months ended June 30, 2000. This increase was attributable to the acquisition of FirstCom Colombia and FirstCom Internet in Chile and the initiation of Internet and data services over the Company's ATM/IP network in Peru and Chile.

The following table details the Company's revenue mix by country:

                           SIX MONTHS ENDED
                    JUNE 30, 2000     JUNE 30, 1999
                    --------------     --------------
Chile                    56%                80%
Peru                     28%                 2%
Colombia                 16%                18%
                        ---                ---
                        100%               100%
                        ===                ===

         COST OF REVENUES. For the six months ended June 30, 2000 cost of revenues related principally to long distance services and included access charges paid to local exchange carriers and transmission payments to other carriers. Cost of revenues also included payments for rights of way related to the Company's fiber optic networks and license royalty payments related to telecommunication services in Peru and Colombia.

         The Company's cost of revenues was $11,941 for the six months ended June 30, 2000 as compared to $11,785 for the six months ended June 30, 1999. Additionally, the Company's gross margin increased from 35% for the six months ended June 30, 1999 to 54% for the six month ended June 30, 2000. The increase in gross margin and decrease in cost of revenues is attributable to the significant growth in the higher margin data and Internet services.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist principally of salaries, wages and related liabilities, advertising and marketing costs, professional fees related to legal, recruiting, accounting, and travel. The Company expects selling, general and administrative expenses to increase over time as it continues to expand its operations.

         The Company's selling, general and administrative expenses were $21,445 for the six months ended June 30, 2000 as compared to $10,385 for the six months ended June 30, 1999. This increase was primarily attributable to the hiring of additional personnel related to the growth of the Peruvian and Chilean operations, the acquisition of FirstCom Colombia and increased marketing efforts in Chile and Peru. At June 30, 2000 the Company and its subsidiaries had 846 employees compared to 551 at June 30, 1999.

         NON CASH COMPENSATION AND CONSULTING. The expense of $115 and $152 for the six months ended June 30, 2000 and 1999, respectively, represents the fair value of options granted to consultants for services provided during such periods.

         MERGER COSTS. Merger costs of $6,443 for the six months ended June 30, 2000 represents incremental expenses and fees incurred in connection with the pending merger transaction between the Company and AT&T Latin America. Included in such merger costs are approximately $5,200 of non-cash expense related to the accelerated vesting of un-vested stock options for certain former employees.

         DEPRECIATION AND AMORTIZATION. The Company depreciates its telecommunications networks and intangible assets on a straight line basis over their estimated useful lives. The Company believes that depreciation and amortization expense will continue to increase with the expansion of its operations.

         The Company's depreciation and amortization was $6,261 for the six months ended June 30, 2000 as compared to $2,703 for the six months ended June 30, 1999. This increase was primarily attributable to increased investment in the Company's telecommunications networks and the placement in service of such assets.

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

         The Company's interest expense was $11,731 for the six months ended June 30, 2000 as compared to $10,720 for the six months ended June 30, 1999. The increase in interest expense is due to the decrease in capitalized interest. During the six months ended June 30, 1999 and June 30, 2000 the company capitalized $1,532 and $260, respectively, of interest costs related to the Company's fiber optic network.

         INTEREST INCOME AND OTHER. The Company currently earns interest income on cash and cash equivalents, restricted cash, and restricted investments.

         The Company's interest income and other was $502 for the six months ended June 30, 2000 as compared to $1,367 for the six months ended June 30, 1999. This decrease was primarily attributable to a reduction in restricted cash and investments.

         INCOME TAXES. The Company is subject to federal, state and foreign income taxes and with the exception of its Colombian operations, has incurred no liability for such taxes due to net operating losses incurred.

         The Company's income tax expense for the six months ended June 30, 2000 was $143. This expense related solely to the Company's operations in Colombia.

FOR THE THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

         REVENUES. Consistent with the three months period ended June 30, 1999, during the three months period ended June 30, 2000 the majority of the Company's revenues were derived primarily from its operations in Chile. However, as a result of the acquisitions of FirstCom Internet, FirstCom Colombia and the completion of the ATM/IP networks in Chile and Peru, long distance revenues dropped from 63% of total revenues for the three months ended June 30, 1999 to 55% of total revenues for the three months ended June 30, 2000. The Company expects revenues to increase over the next few years due to the expansion of its operations in Peru, Chile and Colombia.

         The Company's revenues were $14,346 for the three months ended June
30, 2000 as compared to $9,805 for the three months ended June 30, 1999. Long distance revenues increased from $6,141 for the three months ended June 30, 1999 to $7,960 for the three months ended June 30, 2000. These revenues were generated through the sale of approximately 39.5 million and 26.9 million minutes for the three months ending June 30, 2000 and 1999, respectively, resulting in an average revenue per minute of approximately $0.20 and $0.23, respectively. The increased long distance revenue was driven by the initiation of long distance services in Peru. The decrease in the revenue per minute is due to an increased mix of domestic long distance traffic and decreases in tariffs for wholesale long distance traffic. Internet and data service revenue increased significantly from $3,664 for the three months ended June 30, 1999 to $6,386 for the three months ended June 30, 2000. This increase was attributable to the acquisition of FirstCom Colombia and FirstCom Internet in Chile and the initiation of Internet and data services over the Company's ATM/IP network in Peru and Chile.

The following table details the Company's revenue mix by country:

                           THREE MONTHS ENDED
                    JUNE 30, 2000     JUNE 30, 1999
                    --------------    -------------
Chile                    55%                75%
Peru                     31%                 3%
Colombia                 14%                22%
                        ---                ---
                        100%               100%
                        ===                ===

         COST OF REVENUES. For the three months ended June 30, 2000 cost of revenues related principally to long distance services and included access charges paid to local exchange carriers and transmission payments to other carriers. Cost of revenues also included payments for rights of way related to the Company's fiber optic networks and license royalty payments related to telecommunication services in Peru and Colombia.

         The Company's cost of revenues was $6,632 for the three months ended June 30, 2000 as compared to $5,757 for the three months ended June 30, 1999. Additionally, the Company's gross margin increased from 41% for the three months ended June 30, 1999 to 54% for the three month ended June 30, 2000. The increase in gross margin and decrease in cost of revenues is attributable to the significant growth in the higher margin data and Internet services.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist principally of salaries, wages and related liabilities, advertising and marketing costs, professional fees related to legal, recruiting, accounting, and travel. The Company expects selling, general and administrative expenses to increase over time as it continues to expand its operations.

         The Company's selling, general and administrative expenses were $11,390 for the three months ended June 30, 2000 as compared to $6,040 for the three months ended June 30, 1999. This increase was primarily attributable to the hiring of additional personnel related to the growth of the Peruvian and Chilean operations, the acquisition of FirstCom Colombia and increased marketing efforts in Chile and Peru. At June 30, 2000 the Company and its subsidiaries had 846 employees compared to 551 at June 30, 1999.

         NON CASH COMPENSATION AND CONSULTING. The expense of $58 and $70 for the three months ended June 30, 2000 and 1999, respectively, represents the fair value of options granted to consultants for services provided during such periods.

         MERGER COSTS. Merger costs of $306 for the three months ended June 30, 2000 represents incremental expenses and fees incurred in connection with the pending merger transaction between the Company and AT&T Latin America.

         DEPRECIATION AND AMORTIZATION. The Company depreciates its telecommunications networks and intangible assets on a straight line basis over their estimated useful lives. The Company believes that depreciation and amortization expense will continue to increase with the expansion of its operations.

         The Company's depreciation and amortization was $3,325 for the three months ended June 30, 2000 as compared to $1,811 for the three months ended June 30, 1999. This increase was primarily attributable to increased investment in the Company's telecommunications networks and the placement in service of such assets.

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

         The Company's interest expense was $5,877 for the three months ended June 30, 2000 as compared to $6,216 for the three months ended June 30, 1999. During the three months ended June 30, 2000 the company capitalized
$260 of interest costs related to the Company's fiber optic network.

         INTEREST INCOME AND OTHER. The Company currently earns interest income on cash and cash equivalents, restricted cash, and restricted investments.

         The Company's interest income was $110 for the three months ended June 30, 2000 as compared to $566 for the three months ended June 30, 1999. This decrease was primarily attributable to a reduction in restricted cash and investments.

         INCOME TAXES. The Company is subject to federal, state and foreign income taxes and with the exception of its Colombian operations, has incurred no liability for such taxes due to net operating losses incurred.

         The Company's income tax expense for the three months ended June 30, 2000 was $126. This expense related to the Company's operations in Colombia.

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

         Approximately $57,000 of the proceeds were invested in an escrow fund (referred to herein on the Company's balance sheet as "Restricted Investments") for payment of interest on the Notes through October 27, 2000. Under certain circumstances, Restricted Investments may be used for repayment of principal of the Notes. Restricted investments were reduced by $10,500 on each of April 27 and October 27 during 1999 and $10,500 on April 27, 2000 to pay interest on the Notes. Approximately $62,000 of the proceeds were deposited in an account controlled by a trustee (referred to on the Company's balance sheet as "Restricted Cash") for payment of Permitted Expenditures, as defined in the Indenture Agreement between the Company and State Street Bank, as Trustee (the "Indenture"). As of June 30, 2000 the Company had invested approximately $62,000 of the Restricted Cash into its telecommunications networks and operations in Peru, Chile and Colombia.

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

         On July 28, 2000 the Company commenced a cash tender offer for the outstanding Notes and solicitation of consents for amendments to the Notes and the related indenture. Notes validly tendered and accepted for purchase will be purchased at a price resulting from a yield equal to 50 basis points plus the yield of the 5.750% U.S. Treasury Note due October 31, 2002 as of 2:00 p.m., New York time, on the second business day immediately preceding the expiration date of the tender offer, plus accrued and unpaid interest to, but not including the date of payment, less a consent payment of $40 per $1,000 principal amount of the Notes.

         FirstCom has received duly executed and unrevoked consents to the proposed amendments to the indenture under which the Notes were issued from holders of a majority of the principal amount at maturity of the Notes outstanding. As of the expiration of the consent period at 11:59 p.m., New York City time, on August 10, 2000, $150,000,000 in aggregate principal amount of the Notes had been tendered and consents had been delivered, representing 100% of the total Notes outstanding.

         As described in FirstCom's Offer to Purchase and Consent Solicitation, FirstCom solicited consents to permit the Merger and to make certain amendments to the indenture under which the Notes were issued, including the elimination of substantially all of the restrictive covenants and certain of the events of default. The closing of the tender offer and consent solicitation by FirstCom is conditioned on, among other things, the receipt of valid tenders, with consents, of at least a majority in aggregate principal amount of the outstanding Notes. The tender offer and consent solicitation are also subject to the completion of the Merger. The time at which the tender offer expires is 11:59 p.m., New York City time, on August 24, 2000, unless extended.

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

         On November 11, 1998 a subsidiary of the Company entered into a financing arrangement (the "First Vendor Financing") with one of the Company's significant equipment vendors. The terms of the First Vendor Financing are as follows: (i) maximum amount available $10,000 (ii) interest rate of LIBOR plus 5.5%, (iii) the Company may draw on the facility until December 31, 2000, (iv) draws under the facility shall be repaid in 20 consecutive quarterly principal and interest payments, (v) the First Vendor Financing is collateralized by the equipment being financed. On July 28, 1999 the Company increased the maximum amount available under the First Vendor Financing from $10,000 to $29,500. As of June 30, 2000 the Company had approximately $7,100 outstanding under the First Vendor Financing.

         On December 24, 1998 a subsidiary of the Company entered into a financing arrangement (the "Second Vendor Financing") with another one of the Company's significant equipment vendors. The terms of the Second Vendor Financing are as follows: (i) maximum amount available $10,000 (ii) interest rate of Libor plus 4%, (iii) the Company may draw on the facility until December 31, 2000, (iv) draws under the facility shall be repaid in 20 consecutive quarterly principal and interest payments beginning on March 31, 2001, (v) interest only quarterly payments shall be made for each draw from the respective date of funding through December 31, 2000, (vi) the Second Vendor Financing will be collateralized by the equipment being financed. As of June 30, 2000 the Company had no amounts outstanding under the Second Vendor Financing.

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

         FirstCom and AT&T Latin America have been in discussions with the holders of the Preferred Stock regarding the possible conversion of the outstanding shares of Preferred Stock into FirstCom common shares shortly before the Merger. Those discussions contemplate that, in connection with this conversion, FirstCom will accelerate all future paid-in-kind dividends on the Preferred Stock.

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

         During February 2000, certain subsidiaries of the Company entered into a term credit facility (the "Term Facility") with a bank. The significant provisions of the Term Facility are as follows: (i) maximum amount available

$10,000, (ii) annual interest rate of Libor plus 6% or Prime plus 5%, (iii) principal maturity date of January 2, 2001, (iii) interest payments on the outstanding principal balance are due quarterly beginning June 30, 2000, (iv) the Term Facility is collateralized by certain telecommunications equipment and
(v) mandatory prepayment provisions exist upon the occurrence of certain events including a change of control, as defined in the Indenture. As of June 30, 2000, the Company had $10,000 outstanding under the Term Facility.

         Assuming completion of the Merger, FirstCom and AT&T Latin America estimate that they will have cash requirements of approximately $725 million during 2000 and the first half of 2001. AT&T Latin America and FirstCom had spent and aggregate of $40 million of that amount through March 31, 2000. It expects to use the remaining amount to develop and expand its communications networks and services and fund working capital needs, operating losses and debt service obligations. AT&T Latin America expects that its funding needs to implement its growth strategy will continue at a somewhat higher level from mid-2001 through the end of 2002. As of March 31, 2000, AT&T Latin America had not made any contractual commitments for capital expenditures and had approximately $1.7 million in debt service obligations (including obligations under capital leases)for the remainder of 2000 for debt outstanding at that date. AT&T Latin America expects that capital expenditures and debt service obligations will increase in the future in connection with the cash requirements described above.

         To fund its cash requirements following the Merger, AT&T Latin America needs to raise funds in addition to cash on hand, amounts available under a $100 million credit facility provided by AT&T Corp. and committed vendor financing. AT&T Latin America expects to raise the additional amounts needed principally through new vendor financing and an equity offering. On August 8, 2000 AT&T Latin America filed a registration statement with the Securities and Exchange Commission relating to a proposed public offering of 35 million shares of its Class A common stock. The offering is subject to the completion of the Merger. It may also issue debt at some point after the merger, depending on prevailing market conditions. AT&T Latin America is not sure it will be able to raise sufficient funds on acceptable terms or at all. Inability to raise sufficient funds could affect its ability to meet its debt service and other obligations and would affect its ability to carry out its growth strategy. If AT&T Latin America does not obtain additional financing by the end of the third quarter of 2000, it will have to postpone most of its capital expenditures until financing is obtained. This would detract from its time to market and its ability to pursue its growth strategy.

         AT&T Latin America's cash needs in the next several years will be affected by several factors. Among them are:

         -        the amount of cash generated by its business operations;
         - whether it changes its plans for building and expanding its networks; and
         - whether it uses cash, issues common stock or increase its debt to complete acquisitions and ventures, such as the possible collaboration with AT&T Global Network Services, beyond those currently anticipated.

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

         A summary of the Company's value of common stock issued and common stock and common stock equivalents outstanding as of June 30, 2000 and the pro forma effect on the Company's equity capitalization upon the exercise of all common stock equivalents outstanding at June 30, 2000 is as follows:

                                                             OPTIONS HELD BY                       OTHER          INCREMENTAL
                                             ACTUAL AT       MANAGEMENT AND     SENIOR NOTE     OPTIONS AND            AS
                                           JUNE 30, 2000      DIRECTORS (4)     WARRANTS (5)    WARRANTS (6)      ADJUSTED (7)
                                      ----------------------------------------------------------------------------------------
Shares of Common Stock                        31,762,195         8,229,166         222,000         600,000         9,051,166
Value of Common Stock
  Issued (1) (2)
  Par Value                                      $31,708            $8,229            $222            $600            $9,051
  Additional Paid in Capital                 $91,556,538       $54,077,765        $976,578      $1,471,400       $56,525,743
                                      ----------------------------------------------------------------------------------------
                                             $91,588,246       $54,085,994        $976,800      $1,472,000       $56,534,794
                                      ========================================================================================
Per Share (3)                                      $2.88             $6.57           $4.40           $2.45             $6.25

(1) The closing price of the Common Stock on June 30, 2000 was $15.063. The exercise of stock options and warrants as shown above assumes full vesting of all stock options and warrants.

(2) Value of Common Stock represents the proceeds from the Company's issuance of Common Stock and Common Stock equivalents, and is comprised of par value and additional paid in capital, as stated in the Company's consolidated historical financial statements.

(3)  Represents the amount in (2) per share of Common Stock.

(4) Represents the increase to the Company's value of Common Stock issued upon the exercise of all stock options (vested and not vested) held by the Company's management and directors and the Company's receipt of the exercise price as of June 30, 2000.

(5) Represents the increase to the Company's value of Common Stock issued upon the exercise of all warrants (vested and not vested) that were issued in connection with the Notes and are outstanding and the Company's receipt of the exercise price as of June 30, 2000.

(6) Represents the increase to the Company's value of Common Stock issued upon the exercise of all other stock options and warrants (vested and not vested) outstanding and the Company's receipt of the exercise price as of June 30, 2000.

(7) Represents the combined increase to the Company's value of Common Stock issued of (4), (5) and (6) above.

         Net cash used in operating activities for the six months ended June 30, 2000 was $22,263, compared to $14,520 for the same period in 1999. This amount represented cash used to fund the Company's net loss for the period.

         Net cash used in investing activities for the six months ended June 30, 2000 was $29,126, compared to $1,893 for the same period in 1999. This amount primarily represented the Company's continued build-out of its fiber-optic network as it connects new, offset by the use of restricted cash to fund such items. The growth of the Company's fiber networks was evidenced as route kilometers and buildings connected increased from approximately 1,757 km and 1,091 buildings as of December 31, 1999 to approximately 2,666 km and 2,206 buildings as of June 30, 2000.

         Net cash provided by financing activities for the six months ended June 30, 2000 was $55,181, compared to $21,506 for the same period in 1999. The Company received significant funding during this period from (a) the exercise of stock options and warrants and (b) bank and vendor financing and (c) the repayment of a shareholder loan.

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

NET OPERATING LOSS CARRYFORWARDS

         At December 31, 1999 the Company has net tax operating loss carryforwards of approximately $85,000 for U.S. income tax purposes and approximately $46,900 for foreign income tax purposes. The U.S. carryforwards are available to offset future taxable income, if any, and expire for U.S. income tax purposes in the years 2007 through 2019, subject to limitation under
Section 382 of the Internal Revenue Code. The foreign net operating loss carryforwards related (1) to Peru, of $15,300 expire in the years 2000 through 2003 and (2) to Chile, of $31,500, do not expire.

EFFECTS OF NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (the "Statement"). The Company has adopted the Statement effective January 1, 2000. The Statement requires the recognition of all derivatives on the Company's consolidated balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

                                     PART II

                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits listed below are filed as part of this Report.

     EXHIBIT                        DESCRIPTION
     -------                        -----------
      27                            Financial Data Schedule for the six months
                                    ended June 30, 2000

(b) Reports on Form 8-K

    None




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf be the undersigned, thereunto duly authorized.

FIRSTCOM CORPORATION

/s/ Patricio E. Northland                                       August 10, 2000
---------------------------                                     ---------------
    Patricio E. Northland                                       Date
    Chairman of the Board,
    President, and Chief Executive Officer
    (Principal Executive Officer)

/s/ Patricio E. Northland                                       August 10, 2000
---------------------------                                     ---------------
    Patricio E. Northland                                       Date
    Acting Chief Financial Officer

                                  EXHIBIT INDEX

     EXHIBIT                        DESCRIPTION
     -------                        -----------
      27                            Financial Data Schedule for the six months
                                    ended June 30, 2000